Form 10-K
period 1993-12-31
DEPOSIT GUARANTY CORP
filed 1994-03-31
CIK 28209

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


  For the fiscal year ended DECEMBER 31, 1993 Commission file number 0-4518


                              DEPOSIT GUARANTY CORP.
             (Exact name of registrant as specified in its charter)


                MISSISSIPPI                                 64-0472169
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

     210 EAST CAPITOL STREET, JACKSON, MS                      39201
   (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code  (601) 354-8564

      Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, NO PAR VALUE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X    No
                                                  -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 25, 1994: $391,616,442.

Common stock, no par value, outstanding as of February 25, 1994:  17,667,852 shares

Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on April 19, 1994, are incorporated in Parts III and IV of this report.

================================================================================

                             CROSS REFERENCE INDEX




                                                                          Page
                                                                          ----
PART I   Item 1  Business                                                  4-8
                 Statistical data required by Exchange Act
                 Guide 3 and Securities Act Guide 3 included
                 in Management's Discussion and Analysis                 11-30
         Item 2  Properties                                                  9
         Item 3  Legal Proceedings                                          10
         Item 4  There has been no submission of matters
                 to a vote of shareholders during the
                 quarter ended December 31, 1993.

PART II  Item 5  Market for Registrant's Common Equity
                 and Related Stockholder Matters                         26,30
         Item 6  Selected Financial Data                                    11
         Item 7  Management's Discussion and Analysis of Financial
                 Condition and Results of Operation                      11-30
         Item 8  Financial Statements and Supplementary Data:
                 Consolidated Statements of Condition -
                 December 31, 1993 and 1992                                 31
                 Consolidated Statements of Earnings - Years
                 Ended December 31, 1993, 1992, and 1991                    32
                 Consolidated Statements of Changes in
                 Stockholders' Equity - Years Ended December
                 31, 1993, 1992, and 1991                                   33
                 Consolidated Statements of Cash Flows - Years
                 Ended December 31, 1993, 1992, and 1991                    34
                 Notes to Consolidated Financial Statements              35-46
                 Independent Auditors' Report                               47
         Item 9  There has been no disagreement with
                 accountants on accounting and financial
                 matters.

                             CROSS REFERENCE INDEX


PART III Item 10  Directors and Executive Officers of the
                  Registrant                                             7,8,*
         Item 11  Executive Compensation                                 *
         Item 12  Security Ownership of Certain Beneficial
                  Owners and Management                                  *
         Item 13  Certain Relationships and Related
                  Transactions                                           *

PART IV  Item 14  Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K
                  (a)(1)   Financial Statements (See Item 8
                           for reference)
                     (2)   Financial Statement Schedules
                           normally required on Form
                           10-K are omitted since they
                           are not applicable.
                     (3)   Exhibit index is on page 51 of this
                           Form 10-K and exhibits are
                           filed herewith.
                  (b)      No reports on Form 8-K were
                           filed during the last quarter
                           of the period covered by this
                           report.
                  (c)      The response to this portion
                           of Item 14 is submitted as a
                           separate section of this
                           report.
                  (d)      Not applicable


   * Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's Proxy Statement for the 1994 Annual Meeting of Shareholders filed with the Securitites and Exchange Commission.

BUSINESS

General

         (a) Deposit Guaranty Corp. (the "Company") is a Mississippi business corporation organized in 1968 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended. During 1993, the Company conducted its business through its 98%-owned subsidiary, Deposit Guaranty National Bank ("Deposit Guaranty"); through its 79%-owned subsidiary, G & W Life Insurance Company; through its 100%-owned subsidiary, Commercial National Corporation; and through Deposit Guaranty's 100%-owned subsidiaries, Deposit Guaranty Mortgage Company (the "Mortgage Company") and Deposit Guaranty Investments, Inc., Deposit Guaranty Student Loans, Inc., and Commercial National Corporation's 100%-owned subsidiary, Commercial National Bank ("Commercial") and Commercial's 100%-owned subsidiary Commercial National Brokerage Services, Inc.

         As a bank holding company, the Company's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking. The Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board.

         The Company's subsidiary banks, Deposit Guaranty National Bank and Commercial National Bank, are subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). All of the Company's subsidiary banks are insured by, and therefore subject to the regulations of, the Federal Deposit Insurance Corporation ("FDIC"), and are also subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Other federal and state laws and regulations also affect the operations of the Company's subsidiaries.

         The Company's subsidiary banks are subject to restrictions under federal law applicable to certain transactions between each of them and the Company and its nonbanking subsidiaries, including loans, other extensions of credit, investments or asset purchases. Such transactions between any subsidiary bank and the Company or any nonbanking subsidiary are limited in amount to 10% of such subsidiary bank's capital and surplus. The total of such transactions between any subsidiary bank and the Company and certain of its affiliates, with certain exceptions, is limited to an aggregate of 20% of such subsidiary bank's capital and surplus. Furthermore, loans and extensions of credit from a subsidiary bank to the Company or its nonbank affiliates are required to be secured in specified amounts by specified types of collateral.

         As a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA") on August 9, 1989, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled depository institution in danger of default if the FDIC notifies the depository institution within two years of incurring such loss. Under Federal Reserve policy, the Company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary.

         On December 19, 1991, the President of the United States signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA substantially revises the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes. The Company's insured depository institutions have been categorized as "well capitalized" under the guidelines of FDICIA.

         The Company is a legal entity separate and distinct from its banking and other subsidiaries. Most of the Company's revenues result from dividends and management fees paid to it by its bank subsidiaries. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders.

         Each national banking association is required by federal law to obtain the prior approval of the OCC for the declaration and payment of dividends if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus which exceeds statutory requirements) exceed its losses and bad debts (as defined by regulation). The bank subsidiaries have available for payment of dividends in 1994, without prior regulatory approval, $90.5 million plus their net profits for 1994.

         The payment of dividends by the Company and its bank subsidiaries is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Board of Governors of the Federal Reserve System ("Federal Reserve Board"), and the OCC have each indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements which provide that bank holding companies and insured companies and insured banks should generally only pay dividends out of current operating earnings.

         The Company's subsidiary banks are subject to FDIC deposit insurance assessments. The assessment rate for these insured depository institutions is .23%, the lowest rate allowed by FDICIA. Pursuant to the FDICIA, the FDIC is authorized to take action to recapitalize the Bank Insurance Fund ("BIF") if necessary. Therefore, the BIF insurance assessments may be increased and special assessments may be imposed. Such assessments could have an adverse impact on the Company's results of operations.

         The banking subsidiaries of the Company are limited in the amount they may lend to the Company to 10% of the banks' capital stock and surplus. At December 31, 1993, the banks could lend the Company a maximum of approximately $22.2 million in aggregate. Such loans are required to be on a fully secured basis.

         The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies such as the Company. The guidelines, which became effective December 31, 1990, were phased in over two years. At the end of 1993, the minimum ratio of total capital to risk-weighted assets, including certain off-balance-sheet items such as standby letters of credit is 8.00%. At least half of the total capital is to be comprised of common equity, retained earnings, and a limited amount of noncumulative perpetual preferred stock, less goodwill ("tier I capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments, and a limited amount of allowance for possible loan losses. Under the Federal Reserve Board's guidelines, the Company's tier I and total capital ratios were 13.28% and 14.54%, respectively, at December 31, 1993.

         The OCC also has established risk-based capital guidelines for national banks. These regulations are generally similar to those established by the Federal Reserve Board for bank holding companies. According to the OCC guidelines, at December 31, 1993, the tier I and total capital ratios, respectively, for Deposit Guaranty National Bank were 12.23% and 13.49%, and for Commercial National Bank were 17.22% and 18.50%, respectively. These ratios exceed the 1993 regulatory minimum of tier I and total capital of 4.00% and 8.00%, respectively, and are well above the minimum 6% and 10% levels required to be categorized as a "well capitalized" insured depository institution.

         The Federal Reserve Board and the OCC also have adopted minimum leverage ratios for holding companies and national banks, respectively, requiring such banking organizations to maintain tier I capital of at least 3.00% of total assets (which is total consolidated assets net of the allowance for possible loan losses) less goodwill. FDICIA also established a minimum leverage ratio requirement of 5% for "well capitalized" institutions. At December 31, 1993, the leverage ratio for the Company was 8.13% compared to 6.80% at December 31, 1992. Leverage ratios for Deposit Guaranty National Bank and Commercial National Bank at December 31, 1993 were 7.89% and 8.72%, respectively.

         Federal Reserve Board guidelines also provide that bank organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible tier I leverage ratio" in evaluating proposals for expansion or new activities. The tangible tier I leverage ratio is the ratio of a banking organization's tier 1 capital, less intangibles, to total assets, less intangibles. At December 31, 1993, the Company's tangible leverage ratio was 8.02%.

         (b) During 1993, the Company and its subsidiaries were engaged only in the general banking business and activities closely related to banking or to managing or controlling banks, as authorized by the laws of the United States and regulations pursuant thereto. The Company's banking subsidiaries comprise more than 99% of the related combined revenue, profits and assets of all industry segments of the Company.

         (c) A discussion of business activities of the Company and its operating subsidiaries follows:

         The Company is a multi-bank holding company headquartered in Jackson, Mississippi. The Company offers complete banking and trust services to the commercial, industrial and agricultural areas which it serves through its two principal banking subsidiaries, Deposit Guaranty and Commercial.

         Deposit Guaranty is located throughout Mississippi with 125 banking locations and is the second largest bank in Mississippi.

         Commercial is located in Shreveport, Louisiana. It is the fifth largest bank in Louisiana and has eighteen banking locations in the Shreveport/Bossier market.

         There are numerous other banks and financial institutions which compete with Deposit Guaranty and Commercial in making loans, accepting deposits, providing credit, and performing other banking services within particular portions of Deposit Guaranty and Commercial's primary service areas. Competition is in fees and interest rates as well as quality of service.

         Because money markets, loan demand and interest rates are affected by actions of governmental, monetary and fiscal authorities and by the changing conditions of the national and international economy, no prediction can be made as to changes in deposit levels, loan demand, interest rates or earnings of the Company's banking subsidiaries. No material part of the business of the Company is dependent upon a single customer or a few customers.

         Deposit Guaranty, through its 100%-owned subsidiary, the Mortgage Company, acts as a mortgage lender, mortgage banker, mortgage broker and mortgage servicing agent throughout Mississippi and Shreveport/Bossier.
Within the Mortgage Company's service area, there are numerous companies performing similar services in competition with it. Competition is in fees and interest rates as well as quality of service. No material part of the business of the Mortgage Company is dependent upon a single customer or a few customers.

         The Company provides investment advice and brokerage services through its two subsidiaries, Deposit Guaranty Investments, Inc., a subsidiary of Deposit Guaranty National Bank, and Commercial National Brokerage Services, Inc., a subsidiary of Commercial National Bank.

         The Company provides credit insurance related to extensions of credit by the Company through G & W Life Insurance Company, a 79%-owned subsidiary.

         On December 31, 1993, the Company and its subsidiaries had approximately 2,575 employees.


Executive Officers of the Registrant

         The chart provided below contains certain information concerning the executive officers of the Company and its principal subsidiaries.

                                         Position(s) And Office(s)
                                           Held With the Company                     Assumed
      Name                  Age              And Subsidiaries              Present Office(s)
- --------------------        ---        ----------------------------        -----------------
E. B. Robinson, Jr.         52          Chairman of the Board and           January 1, 1984
                                        Chief Executive Officer
                                        of the Company and Deposit
                                        Guaranty

                                       Position(s) And Office(s)
                                         Held With the Company                       Assumed
          Name                Age          And Subsidiaries                     Present Office(s)
- ------------------------      ---    ----------------------------               -----------------
Howard L. McMillan, Jr.        55       President and Chief                      January 1, 1984
                                        Operating Officer of the
                                        Company and Deposit
                                        Guaranty

Steven C. Walker               44       President and Chief                      October 17, 1989
                                        Executive Officer of
                                        Commercial

Arlen L. McDonald              45       Executive Vice President                 March 16, 1976
                                        and Financial Officer of
                                        the Company and
                                        Deposit Guaranty

Robert G. Barnett             60        General Counsel and                      March 18, 1975
                                        Secretary of the Company
                                        and Deposit Guaranty

William R. Boone              56        Executive Vice President                 December 17, 1974
                                        of the Company and Deposit
                                        Guaranty

Thomas M. Hontzas             49        Executive Vice President                 May 18, 1982
                                        of the Company and
                                        Deposit Guaranty

James S. Lenoir               51        Executive Vice President                 February 15, 1983
                                        and Chief Credit Officer
                                        of the Company and Deposit
                                        Guaranty

Louis E. Mapp                 56        Executive Vice President                 November 15, 1988
                                        of Deposit Guaranty                      (Retired February
                                                                                  28, 1994)

W. Murray Pate                46        Executive Vice President                 October 1, 1990
                                        of the Company and Deposit
                                        Guaranty

W. Stanley Pratt              48        Executive Vice President                 December 20, 1983
                                        of Deposit Guaranty

Stephen E. Barker             37        Controller and Principal                 February 16, 1993
                                        Accounting Officer of the
                                        Company and Deposit Guaranty


    All executive officers have held executive or senior management positions with the Company or its principal subsidiaries for more than five years.

PROPERTIES


    The Company has its principal office in Deposit Guaranty Plaza ("Plaza"), 210 East Capitol Street, Jackson, Mississippi. The Plaza contains approximately 336,000 square feet of net rentable space. Deposit Guaranty occupies approximately 119,000 square feet, and the Company and its other subsidiaries occupy approximately 32,000 square feet. An additional 168,000 square feet is occupied by various tenants under short-term leases and approximately 17,000 square feet is presently unoccupied.

    Deposit Guaranty owns the building at 200 East Capitol Street, Jackson, Mississippi, adjacent to Deposit Guaranty Plaza. This building, completed in its present form in 1958, contains approximately 157,000 square feet of net rentable space. This building was renovated during 1975 and is occupied by the Company, Deposit Guaranty, the Mortgage Company, and various tenants. Deposit Guaranty occupies approximately 68,000 square feet and the Company occupies approximately 42,000 square feet.

    Deposit Guaranty owns eighty-two of its one hundred and one full-service branch banking facilities. The remaining nineteen branch banking facilities are occupied under leases expiring from 1993 through 2018. Deposit Guaranty also owns and occupies an operations center in Jackson, Mississippi, completed in 1967, containing approximately 58,000 square feet. Deposit Guaranty's management considers all of its buildings and leased premises to be in good condition.

    Deposit Guaranty holds fee title to seven tracts of land held as locations for additional banking facilities in the future.

    The Company also has an office in the Commercial Center, located in downtown Shreveport, Louisiana, at 333 Texas Street. Commercial Center is comprised of a twenty-four story office tower which was placed in service in 1986, a fifteen story office building constructed in 1940, and an adjoining parking garage which was completed in 1986.

    The complex contains approximately 492,000 net rentable square feet. Commercial occupies approximately 201,000 net rentable square feet. An additional 220,000 net rentable square feet is occupied by various tenants and approximately 71,000 net rentable square feet is presently unoccupied. This complex, as well as the entire city block on which it is located, is owned by Commercial.

    Commercial also owns a 12,800 square foot, single story facility at 600 Market Street (also located in downtown Shreveport) which is currently being used by Commercial as a supplies warehouse.

    At December 31, 1993, Commercial owned and operated eleven banking locations.

    None of the properties described above are subject to any significant encumbrances. Commercial's management believes that all of its properties are in good condition.

    The home office of the Mortgage Company is located at 200 East Capitol Street in Deposit Guaranty's building adjacent to the Plaza. This month-to-month lease covers approximately 8,400 square feet of space. The Mortgage Company also owns and occupies the building at 1485 Livingston Lane, Jackson, Mississippi, which was purchased in 1986, and contains approximately 15,350 square feet. The Mortgage Company's other fifteen branch offices are located in premises held under short-term leases. All premises leased by the Mortgage Company are considered to be in good condition.

LEGAL PROCEEDINGS


    The Company's subsidiary, Commercial National Bank (CNB), is a defendant in litigation originally filed on December 20, 1990 by First National Bank of Fairfield, Texas, against Louisiana Housing Finance Agency, First Executive Corporation, Executive Life Insurance Company, Fred Carr, Michael Milken, Howard, Weil, Labouisse, Fredricks, Inc., Kutak, Rock and Campbell, and CNB. The litigation against CNB and the other defendants arises out of a Louisiana Housing Finance Agency Municipal Bond Issue. The litigation was consolidated for pretrial purposes with seven other suits arising out of seven other issues of bonds by various issuing authorities across the country. The consolidated litigation is styled and numbered: "In re: Taxable Municipal Bond Securities Litigation", M.D.L. #863 in the United States District Court for the Eastern District of Louisiana. In May of 1991, First National Bank filed an amended complaint adding as defendants numerous broker dealer firms serving as a member of the underwriting syndicate for the bonds. Also, named as defendants were some officers of some corporate defendants. CNB was trustee for the Louisiana Housing Finance Agency Municipal Bond Issue and in general, it is claimed that fraud was practiced on the bondholders in that the proceeds of the issue were not used for the purpose stated in the official statement. Additionally, the claim alleges conspiracy and improper conduct concerning CNB's role as trustee. In addition, some of the codefendants of CNB have asserted claims against CNB for contribution in the event those defendants are found to be liable to plaintiff. Likewise, CNB has asserted contribution claims against its codefendants. Although the litigation currently involves only one bondholder, certification as a class action suit has been requested. The claims do not specify damages, but involve a $150 million bond issue. While the ultimate outcome of the lawsuit at this time cannot be predicted with certainty, management believes that CNB has good and meritorious defenses and should prevail.

    The Company's subsidiary, Deposit Guaranty National Bank (DGNB), is a defendant in two cases - Peterson and Winters v. DGNB, Civil Action No. 1:93cv287-S-D filed in the United States District Court for the Northern District of Mississippi on September 27, 1993, and Winters v. DGNB, Civil Action No. 93-77-77 filed in the Circuit Court of the First Judicial District of Hinds County, Mississippi, on October 25, 1993. The allegations in both cases are substantially the same. The plaintiffs in both cases are some of the beneficiaries of the same trust and DGNB is the trustee of the trust. The plaintiffs claim that DGNB was negligent in its dealings with the trust property, breached its trust duties by allegedly abusing its discretion and negligently handling trust assets, engaged in self dealing, and was grossly negligent in its handling of the trust. Both cases seek $180 million as actual damages for waste of trust assets and loss of profits, $180 million as punitive damages, and attorney fees and court costs. While the ultimate outcome of the lawsuits cannot be predicted with certainty, management believes that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial statements.

    In addition, the Company is subject to numerous other pending and threatened legal actions arising in the normal course of business and management believes that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial statements.

MANAGEMENTS DISCUSSION AND ANALYSIS
Deposit Guaranty Corp. and Subsidiaries

TABLE 1 - SELECTED FINANCIAL DATA
(In Thousands Except Share Data)

                                                                        Year Ended December 31,
                                             --------------------------------------------------------------------------
                                                  1993            1992           1991            1990           1989
                                             --------------------------------------------------------------------------
STATEMENTS OF EARNINGS
Interest income                              $    299,327    $   322,114     $   382,432     $   406,724   $    335,216
Interest expense                                  124,687        155,459         231,473         257,023        206,890
                                             --------------------------------------------------------------------------
Net interest income                               174,640        166,655         150,959         149,701        128,326
Provision for possible loan losses                (16,000)        10,378          17,260          46,409         16,895
                                             --------------------------------------------------------------------------
Net interest income after provision for
  possible loan losses                            190,640        156,277         133,699         103,292        111,431
Other operating income                             74,781         67,977          61,439          74,955         48,154
Other operating expense                           171,567        164,470         152,828         145,315        121,334
                                             --------------------------------------------------------------------------
Income before income taxes                         93,854         59,784          42,310          32,932         38,251
Income tax expense                                 27,302         14,270          10,090           8,407          6,600
                                             --------------------------------------------------------------------------
Net income                                   $     66,552    $    45,514     $    32,220     $    24,525   $     31,651
                                             ==========================================================================
NET INCOME PER SHARE
  Primary                                    $       3.77    $      2.67     $      2.04     $      1.55   $       1.99
  Fully diluted                                      3.77           2.63            1.93            1.49           1.88
Weighted average shares outstanding
  Primary                                      17,649,852     17,033,664      15,799,996      15,799,996     15,892,740
  Fully diluted                                17,649,852     17,465,282      17,442,388      17,442,388     17,554,318

CASH DIVIDENDS PER SHARE                     $        .93    $       .80     $       .78     $       .78   $        .77

STATEMENT OF CONDITION - AVERAGES
Securities available for sale
  and investment securities                  $  1,704,645    $ 1,616,658     $ 1,417,299     $ 1,036,123   $    622,336
Loans, net of unearned income                   2,293,416      2,261,034       2,411,731       2,633,394      2,202,348
Total deposits                                  3,867,669      3,876,927       3,990,963       3,692,556      2,826,735
Long-term debt                                         --          6,320          24,020          24,236         24,841
Total assets                                    4,826,726      4,777,596       4,814,533       4,522,212      3,557,327
Total stockholders' equity                        367,592        315,833         275,345         259,644        246,846

SELECTED RATIOS
Return on average assets                             1.38%           .95%            .67%            .54%           .89%
Return on average equity                            18.10          14.41           11.70            9.45          12.82
Net interest margin - tax equivalent                 4.18           4.12            3.77            4.04           4.42
Allowance for possible loan losses to
  loans, net of unearned income                      2.56           3.30            3.74            3.46           1.38
Net charge-offs (recoveries) to average loans,
  net of unearned income                             (.14)          1.02             .77            1.14            .68
Dividend payout                                     24.67          29.96           38.24           50.32          38.44
Average equity to average assets                     7.62           6.61            5.72            5.74           6.94
Leverage ratio                                       8.13           6.80            5.42            5.19           6.87
Tier I risk-based                                   13.28          12.00            9.95            8.25          10.26
Total risk-based                                    14.54          13.27           12.11           10.31          12.47

All share data reflects a 2 for 1 stock split declared in 1992.

The dividend payout ratio is calculated using historical Deposit
Guaranty Corp. dividends per share.

FINANCIAL REVIEW
The following discussion reviews the results of operations and assesses the financial condition of Deposit Guaranty Corp. (the Company). This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

        The Company's net income for 1993 was $66.6 million compared to $45.5 million in 1992 and $32.2 million in 1991. Fully diluted net income per share for 1993 was $3.77 compared to $2.63 in 1992 and $1.93 in 1991.

        The improvement in 1993's earnings as compared to 1992 was primarily the result of continued improvement in credit quality and increased net interest income. Nonperforming assets declined 23% in 1993 and the Company recorded recoveries in excess of loan charge-offs of $3.2 million. As a result of the improving economic environment, the significant improvement in nonperforming assets, the net recoveries, and

TABLE 2 - SUMMARY OF QUARTERLY RESULTS
(In Thousands Except Per Share Data)

The summary of quarterly results of operations is presented in the following table.

                                                           Quarter Ended
                                       ----------------------------------------------------
                                       Dec. 31         Sept. 30      June 30       March 31
                                       ----------------------------------------------------
1993
Interest income                        $74,589         $75,015       $75,203       $ 74,520
Net interest income                     45,219          44,033        43,386         42,002
Provision for possible
        loan losses                     (5,000)             --       (11,000)            --
Income before income taxes              23,450          20,852        30,445         19,107
Net income                              16,427          15,028        21,176         13,921
Net income per share:
        Primary                            .93             .85          1.20            .79
        Fully diluted                      .93             .85          1.20            .79

1992
Interest income                        $77,777         $78,714       $80,182       $ 85,441
Net interest income                     43,930          42,177        40,761         39,787
Provision for possible
        loan losses                        --            2,250         3,564          4,564
Income before income taxes              18,572          16,418        14,345         10,449
Net income                              14,061          12,584        11,147          7,722
Net income per share:
        Primary                            .81             .72           .65            .49
        Fully diluted                      .81             .72           .64            .46

All per share data reflects a 2 for 1 stock split declared in 1992.

Gains and losses on the sales of securities were not material to the quarterly results for 1993 and 1992.

management's assessment of credit quality, the allowance for possible loan losses was reduced by $16 million in 1993. This reduction, recorded at Commercial National Bank, resulted in a negative provision for possible loan losses of $16 million compared to additions to the allowance for possible loan losses of $10.4 million and $17.3 million for 1992 and 1991, respectively.

        Net income for 1993 includes the effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect of this change as of January 1, 1993, was to increase net income by $657 thousand and increase both primary and fully diluted net income per share by $.04. Net income for 1992 includes the effect of the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The cumulative effect of this change as of January 1, 1992 was to decrease net income by $1.3 million and decrease primary and fully diluted net income per share by $.08. During the third quarter of 1993, the federal income tax rate for the Company increased from 34% to 35%, applied retroactively to January 1, 1993. This rate change resulted in an increase of $827 thousand in current income tax expense and a decrease in deferred income tax of $932 thousand due to the Company's level of net deferred tax assets.

        Commercial National Corporation (CNC) and its banking subsidiary, Commercial National Bank, are located in Shreveport, Louisiana, with assets of approximately $1 billion, and were acquired in 1990 in a purchase transaction. CNC increased its contribution to the Company's net income by $18 million in 1993. CNC contributed $21.3 million, net of the amortization of purchase accounting adjustments, to the Company's net income in 1993 compared to $7 million in 1992 and $4.8 million in 1991. CNC's contribution in 1993 was substantially higher than 1992 due to the $16 million reduction in its allowance for possible loan losses. CNC's net income contribution without the allowance reduction would have been $10.9 million in 1993.

        Total average assets increased slightly to $4.8 billion in 1993. The return on average assets for 1993 was 1.38% compared to .95% in 1992 and .67% in 1991. The return on average equity in 1993 was 18.10% compared to 14.41% in 1992 and 11.70% in 1991.

        The Company's capital ratios continue to be higher than the minimum regulatory guidelines. At December 31, 1993, the leverage ratio was 8.13%, tier I capital was 13.28%, and total risk-based capital was 14.54%, compared to 6.80%,12.00% and 13.27%, respectively, for year-end 1992. Additionally, the capital ratios of the Company's two major banking subsidiaries classify them as "well capitalized" according

TABLE 3 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES
(Dollars in Thousands)

The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average balances, related interest income or expense and the resulting yield or rate for 1993, 1992 and 1991.

                                                1993                                  1992
                               -----------------------------------------------------------------------
                                              INTEREST    AVERAGE                   Interest   Average
                                 AVERAGE      INCOME/     YIELD/    Average         Income/    Yield/
ASSETS                           BALANCE      EXPENSE      RATE     Balance         Expense     Rate
                               -----------------------------------------------------------------------
Interest-earning assets:
Loans, net of unearned
  income                       $2,293,416     $182,047     7.94%   $2,261,034      $187,422      8.29%
Investment securities:
  Taxable                         281,589       25,116     8.92     1,265,334        91,210      7.21
  Exempt from Federal
    income tax                    114,422       12,903    11.28       155,630        18,096     11.63
Securities available
  for sale:
  Taxable                       1,306,209       74,167     5.68       194,224        18,062      9.30
  Exempt from Federal
    income tax                      2,425          269    11.09         1,470           118      8.03
Trading account
  securities                        4,018          283     7.04         3,811           264      6.93
Federal funds sold
  and securities purchased
  under agreements to resell      277,127        8,576     3.09       296,032        10,913      3.69
Interest-bearing
  bank balances                    54,534        1,732     3.18        97,810         4,408      4.51
                               ----------------------------------------------------------------------
Total interest-earning
  assets                        4,333,740      305,093     7.04     4,275,345       330,493      7.73
Noninterest-earning assets:
Cash and due from
  banks                           281,448                             273,589
Bank premises and
  equipment                       125,009                             120,484
Other assets                      157,145                             194,641
Allowance for possible
  loan losses                     (70,616)                            (86,463)
                               -----------------------------------------------------------------------
Total assets                   $4,826,726                          $4,777,596
                               =======================================================================

                                                        1991
                                   -----------------------------------------
                                                      Interest       Average
                                    Average           Income/        Yield/
ASSETS                              Balance           Expense         Rate
                                   -----------------------------------------
Interest-earning assets:
Loans, net of unearned
  income                           $2,411,731         $231,250        9.59%
Investment securities:
  Taxable                           1,203,333          107,355        8.92
  Exempt from Federal
    income tax                        213,966           24,572       11.48
Securities available
  for sale:
  Taxable                                  --               --          --
  Exempt from Federal
    income tax                             --               --          --
Trading account
  securities                            3,798              326        8.58
Federal funds sold
  and securities purchased
  under agreements to resell          381,194           23,179        6.08
Interest-bearing
  bank balances                       115,314            7,233        6.27
                                   -----------------------------------------
Total interest-earning
  assets                            4,329,336          393,915        9.10
Noninterest-earning assets:
Cash and due from
  banks                               277,176
Bank premises and
  equipment                           125,313
Other assets                          171,154
Allowance for possible
  loan losses                         (88,446)
                                   -----------------------------------------
Total assets                       $4,814,533
                                   =========================================

For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for 1993 and 34% for 1992 and 1991.


to the Federal Deposit Insurance Corporation Improvement Act of 1991 guidelines (FDICIA).

        Identification of the changes in the signifcant components of earnings from quarter-to-quarter aids in understanding the results of operations of the Company. The Company reduced the allowance for possible loan losses in the second quarter of 1993 by $11 million and further reduced the allowance in the fourth quarter by an additional $5 million, due to the improving economic conditions, improved credit quality trends, net recoveries and management's assessment of the adequacy of the allowance for possible loan losses. The first quarter of 1993 includes the adoption of SFAS No. 109 which increased net income by $657 thousand. Net income for 1993 reflects adjustments to the Company's accruals for deferred compensation and pension costs. The net effect of these adjustments was to decrease net income for the year by approximately $293 thousand. Included in this amount is a reduction in net income of $1.4 million (primary and fully diluted per share effect of $.08) that relates to years prior to 1993.

        Net interest income for each quarter of 1992 increased primarily due to a widening of the interest spread throughout 1992 as a result of funding costs being lowered more rapidly than earning asset yields. The provision for possible loan losses decreased each quarter in 1992 with no provision in the fourth quarter. The first quarter of 1992 includes the adoption of SFAS No. 106 which decreased net income by $1.3 million. The second quarter of 1992 includes a one-time fee of $1.1 million received from the processor of the Company's official checks as a result of their error in calculating fees in prior years.

(Dollars in Thousands)


                                                          1993                                   1992
                                        --------------------------------------------------------------------------
                                                        INTEREST      AVERAGE                    Interest  Average
                                          AVERAGE       INCOME/        YIELD/     Average        Income/    Yield/
LIABILITIES                               BALANCE       EXPENSE         RATE      Balance        Expense     Rate
                                        --------------------------------------------------------------------------
Interest-bearing liabilities:
Savings deposits                        $1,497,249      $ 34,296        2.29%    $1,428,639     $ 43,555    3.05%
Time deposits                            1,572,564        75,899        4.83      1,722,113       94,708    5.50
Federal funds purchased,
  securities sold under
  agreements to repurchase and
  other short-term borrowings              525,221        14,492        2.76        514,073       16,633    3.24
Long-term debt                                  --          --            --          6,320          563    8.91
                                        --------------------------------------------------------------------------
Total interest-bearing
  liabilities                            3,595,034       124,687        3.47      3,671,145      155,459    4.23
Noninterest-bearing
  liabilities:
Deposits                                   797,856                                  726,175
Other liabilities                           66,244                                   64,443
                                        --------------------------------------------------------------------------
Total liabilities                        4,459,134                                4,461,763
Stockholders' equity                       367,592                                  315,833
                                        --------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                  $4,826,726                               $4,777,596
                                        ===========================================================================
Net interest income/
  margin - tax equivalent                                180,406        4.18%                    175,034    4.12%
                                        ===========================================================================
Tax equivalent adjustment:
  Loans                                                    1,801                                   2,121
  Investment securities                                    3,841                                   6,202
  Securities available
    for sale                                                  58                                      --
  Other                                                       66                                      56
                                        --------------------------------------------------------------------------
Total tax equivalent
  adjustment                                               5,766                                   8,379
                                        --------------------------------------------------------------------------
Net interest income                                     $174,640                                $166,655
                                        ===========================================================================

                                                            1991
                                          ---------------------------------------
                                                         Interest         Average
                                           Average       Income/          Yield/
LIABILITIES                                Balance       Expense           Rate
                                          ---------------------------------------
Interest-bearing liabilities:
Savings deposits                          $1,350,291   $  66,158           4.90%
Time deposits                              1,983,928     138,399           6.98
Federal funds purchased,
  securities sold under
  agreements to repurchase and
  other short-term borrowings                456,552      24,814           5.44
Long-term debt                                24,020       2,102           8.75
                                          ---------------------------------------
Total interest-bearing
  liabilities                              3,814,791     231,473           6.07
Noninterest-bearing
  liabilities:
Deposits                                     656,744
Other liabilities                             67,653
                                          ---------------------------------------
Total liabilities                          4,539,188
Stockholders' equity                         275,345
                                          ---------------------------------------
Total liabilities and
  stockholders' equity                    $4,814,533
                                          ========================================
Net interest income/
  margin - tax equivalent                                162,442           3.77%
                                          ========================================
Tax equivalent adjustment:
  Loans                                                    3,052
  Investment securities                                    8,364
  Securities available
    for sale                                                  --
  Other                                                       67
                                          ---------------------------------------
Total tax equivalent
  adjustment                                              11,483
                                          ---------------------------------------
Net interest income                                     $150,959
                                          ========================================

NET INTEREST INCOME

Net interest income is the largest component of the Company's net income and represents the income earned on interest-earning assets less the cost of interest-bearing liabilities. This major source of income represents the earnings from the Company's primary business of gathering funds from deposit sources and investing those funds in loans and securities. The Company's long-term objective is to manage those assets and liabilities to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risks.

        Net interest income is presented in this discussion on a tax equivalent basis, so that the income from assets having special tax attributes is adjusted based on the statutory Federal income tax rate of 35% in 1993 and 34% for all prior years presented.

        The tax equivalent net interest margin (the margin) provides an indication of the efficiency of the earnings from balance sheet activities and is calculated by dividing the tax equivalent net interest income by interest-earning assets. The margin is affected by changes in the spread between interest-earning asset yields and interest-bearing liability costs (interest spread) and the percentage of interest-earning assets funded by interest-bearing liabilities (liability funding).

        Tax equivalent net interest income in 1993 was $180.4 million compared to $175.0 million in 1992 and $162.4 million in 1991. The margin increased to 4.18% during 1993

TABLE 4 - TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS
(In Thousands)

The following table sets forth, for the periods indicated, a summary of the changes in interest income and expense resulting from changes in volume and changes in rates.

                                                    1993 COMPARED TO 1992                     1992 Compared To 1991
                                                ----------------------------------------------------------------------------
                                                  INCREASE (DECREASE) DUE TO                Increase (Decrease) Due To
                                                ----------------------------------------------------------------------------
                                                  VOLUME      RATE       NET              Volume        Rate         Net
                                                ----------------------------------------------------------------------------
Interest income on:
Loans                                           $  2,684   $ (8,059)  $ (5,375)         $ (14,450)   $ (29,378)   $ (43,828)
Investment securities:
        Taxable                                  (70,912)     4,818    (66,094)             4,797      (20,942)     (16,145)
        Exempt from Federal income tax            (4,791)      (402)    (5,193)            (6,649)         173       (6,476)
Securities available for sale:
        Taxable                                  103,410    (47,305)    56,105             18,062           --       18,062
        Exempt from Federal income tax                77         74        151                118           --          118
Trading account securities                            14          5         19                 --          (62)         (62)
Federal funds sold and securities purchased
        under agreements to resell                  (697)    (1,640)    (2,337)            (5,178)      (7,088)     (12,266)
Interest-bearing bank balances                    (1,950)      (726)    (2,676)            (1,098)      (1,727)      (2,825)
                                                ----------------------------------------------------------------------------
            Total                                 27,835    (53,235)   (25,400)            (4,398)     (59,024)     (63,422)
                                                ============================================================================
Interest expense on:
        Savings deposits                           2,092    (11,351)    (9,259)             3,839      (26,442)     (22,603)
        Time deposits                             (8,224)   (10,585)   (18,809)           (18,264)     (25,427)     (43,691)
        Federal funds purchased, securities sold
            under agreements to repurchase, and other
            short-term borrowings                    361     (2,502)    (2,141)             3,126      (11,307)      (8,181)
        Long-term debt                              (563)        --       (563)            (1,549)          10       (1,539)
                                                ----------------------------------------------------------------------------
            Total                                 (6,334)   (24,438)   (30,772)           (12,848)     (63,166)     (76,014)
                                                ----------------------------------------------------------------------------
Changes in net interest income
        - tax equivalent                        $ 34,169   $(28,797)   $ 5,372            $ 8,450      $ 4,142     $ 12,592
                                                ============================================================================

The increase (decrease) due to changes in average balances reflected in the above table was calculated by applying the preceding year's rate to the current year's change in the average balance. The increase (decrease) due to changes in average rates was calculated by applying the current year's change in the average rates to the current year's average balance. Using this method of calculating increases (decreases), any increase or decrease due to both changes in average balances and rates is reflected in the changes attributable to average rate changes.

from 4.12% in 1992 and 3.77% in 1991. The increase in 1993 is primarily due to the increase in average interest-earning assets, a decrease in the liability funding ratio, significant improvement in the effect of nonperforming loans and a slight increase in the interest spread. Average interest-earning assets increased 1.4% to $4.3 billion in 1993. The liability funding ratio decreased from 85.8% in 1992 to 82.9% in 1993 as a result of interest-earning assets increasing while interest-bearing liabilities decreased. Interest-bearing liabilities decreased 2.1% to $3.6 billion in 1993 while interest-free funds increased, primarily noninterest-bearing deposits which increased 10% from $726 million in 1992 to $798 million in 1993.

        The increase in the interest spread was the result of the Company continuing to reduce interest rates paid on many of its deposit accounts. After two years of declining market rates experienced in 1991 and 1992, the decline subsided in 1993 with the prime rate remaining constant at 6%. Rates paid on interest-bearing deposits decreased 76 basis points to 3.47% in 1993 while yields on interest-earning assets decreased only 69 basis points to 7.04% in 1993. Interest rate spreads began decreasing from the levels experienced in late 1992 and early 1993 as a result of relatively higher yielding interest-earning assets maturing and the funds from prepayments on mortgage-backed securities being reinvested at lower rates.

        The interest spread widened during 1992 largely as a result of the cost of funds declining more rapidly than the yield on interest-earning assets. The prime rate decreased from 7.5% to 6.5% just before year-end 1991 and declined further in midyear 1992 to 6%. As rates dropped, the Company aggressively repriced interest-bearing deposits, continuing to reduce interest rates paid on many of its deposit accounts which were traditionally considered fixed rate.

TABLE 5 - INTEREST SENSITIVITY
(In Thousands)

The following table reflects the interest sensitivity of the Company over various periods as of December 31, 1993, based on contractual maturities as of that date.

                                            0-3           4-12          1-5           Over 5
                                           Months        Months        Years           Years           Total
                                         ----------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans, net of unearned income            $1,261,491    $236,089     $  720,296     $   200,709       $2,418,585
Investment securities                        35,701      54,706         99,646         126,805          316,858
Securities available for sale               428,855      34,344        510,681         391,848        1,365,728
Trading account securities                      596          --             --              --              596
Federal funds sold and securities purchased
   under agreements to resell               208,140          --             --              --          208,140
Interest-bearing bank balances               70,000          --             --              --           70,000
                                         ----------------------------------------------------------------------
   Total interest-earning assets          2,004,783     325,139      1,330,623         719,362        4,379,907
Noninterest-earning assets                       --          --             --         518,173          518,173
                                         ----------------------------------------------------------------------
   Total assets                          $2,004,783    $325,139     $1,330,623     $ 1,237,535       $4,898,080
                                         ======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Savings deposits                         $1,554,268    $     --     $       --     $       --        $1,554,268
Time deposits                               430,419     477,753        482,057         101,356        1,491,585
Short-term borrowings                       509,496          --             --              --          509,496
                                         ----------------------------------------------------------------------
    Total interest-bearing liabilities    2,494,183     477,753        482,057         101,356        3,555,349
Noninterest-bearing deposits                     --          --             --         875,288          875,288
Other liabilities                                --          --             --          71,555           71,555
Stockholders' equity                             --          --             --         395,888          395,888
                                         ----------------------------------------------------------------------
    Total liabilities and stockholders'
      equity                             $2,494,183    $477,753     $  482,057     $ 1,444,087       $4,898,080
                                         ======================================================================

Interest rate swaps                      $ (380,000)   $340,000     $  125,000     $   (85,000)
Interest sensitive gap                     (869,400)    187,386        973,566        (291,552)
Cumulative interest sensitive gap          (869,400)   (682,014)       291,552              --
Cumulative interest sensitive gap
   as a percent of total assets              (17.75)%    (13.92)%         5.95%             -- %

INTEREST RATE SENSITIVITY
The interest spread and margin discussed previously are directly related to changes in mix, volumes, maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. Interest-sensitive assets and liabilities are those which are subject to being repriced in the near term, including those instruments containing floating or adjustable rates, those approaching contractual maturity and those subject to prepayment. The interest sensitivity gap as shown in Table 5 provides one measure of the Company's interest sensitivity and is the difference between total interest-sensitive assets and total interest- sensitive liabilities, as of December 31, 1993, based on contractual repricing adjusted for estimated mortgage-related prepayments. At December 31, 1993, the Company had a one-year cumulative negative gap of $682 million, representing approximately 13.9% of total assets. A negative gap implies that more interest-bearing liabilities reprice in a given period than interest-earning assets, indicating that in an environment of rising interest rates, net interest income would be expected to decrease. Management does not feel that this negative gap measure provides a complete representation of the Company's exposure to movements in interest rates and does not incorporate many of the factors that affect net interest income. Some of these factors are future balance sheet volumes, changes in relationships between rates earned and paid and the ability of management to reprice a substantial balance of interest-bearing checking and savings accounts more slowly than market rates in a changing rate environment.

TABLE 6 - SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
(In Thousands)

Effective October 1, 1992, securities which may be sold prior to maturity are classified as securities available for sale and are stated at the lower of amortized cost or aggregate market value. The carrying amounts of securities available for sale and investment securities are presented as of the dates indicated.

                                                                    December 31,
                                                         -----------------------------------
                                                            1993        1992       1991
                                                         -----------------------------------
SECURITIES AVAILABLE FOR SALE
U. S. Treasury and other U. S. Government agencies       $  793,043 $   758,785  $       --
Obligations of states and political subdivisions                200       3,737          --
Mortgage-backed securities                                  572,485     268,120          --
                                                         -----------------------------------
        Total securities available for sale               1,365,728   1,030,642          --
                                                         -----------------------------------

INVESTMENT SECURITIES
U. S. Treasury and other U. S. Government agencies           60,434      87,943     539,735
Obligations of states and political subdivisions            109,495     120,391     199,481
Mortgage-backed securities                                  137,356     306,492     910,271
Other securities                                              9,573      12,803      17,372
                                                         -----------------------------------
   Total investment securities                              316,858     527,629   1,666,859
                                                         -----------------------------------
         TOTAL SECURITIES AVAILABLE FOR SALE AND
           INVESTMENT SECURITIES                         $1,682,586  $1,558,271  $1,666,859
                                                         ==================================

   The Company's policy limits the amount of interest rate risk that is acceptable for the Company, as measured by earnings simulations. An initial "baseline" simulation forecasts net interest income for the year assuming no change in interest rates. To measure the potential variability of net interest income due to variables beyond management's control, two additional simulations are run which assume an increase and decrease in interest rates of 200 basis points in one year. The Company's policy limits the negative variation from baseline to not more than 10% from the baseline. The Company manages its interest rate sensitivity position well within policy limits under normal operating circumstances and at December 31, 1993 the Company was under 2% variability in net interest income given the assumptions used in the model.

DERIVATIVE ACTIVITIES
The Company participated in various activities involving derivative products during 1993 in an effort to generate additional noninterest income and to effectively manage interest rate risk. These financial instruments include interest rate swaps, options, and forward and futures contract commitments.

   Interest rate swap agreements are entered into by the Company as a means of managing interest rate exposure. These are contractual agreements between counterparties to exchange interest streams based on notional principal amounts over a set period of time. The notional amount does not represent an amount at risk, but is used only as a basis for determining the actual cash flows related to the interest rate contracts. The Company entered into interest rate swap agreements during 1993 that contributed $684 thousand to interest income. As of December 31, 1993, the Company had interest rate swap contracts with a total notional value of $465 million. This amount is composed of agreements where the Company receives fixed rates on notional amounts totaling $380 million with an average rate of 3.81% and agreements where the Company pays fixed rates on notional amounts totaling $85 million with an average rate of 6.51%. The cost to replace these contracts if the counterparty defaults is $1.8 million. All counterparties are AAA rated by Standard and Poors or have collateral arrangements with the Company.

   Option contracts allow the holder of the option to buy or sell a specific financial instrument at a specified price during a specified time period. The holder is not required to exercise the option. As a writer of options, the Company's objective is to generate fee income or to adjust the yield on specific securities. As of December 31, 1993, the Company did not have any outstanding option contracts; however, the Company was a counterparty to several short-term option contracts during 1993 and recognized $1.9 million in premium income. At year-end 1992, the Company had outstanding option contracts totaling $10 million and $200 million for year-end 1991.

   Forward commitments are contracts for the delayed delivery of securities, foreign currencies or money market instruments in which the seller agrees to make delivery of a specified instrument at a specified future date and a specified price or yield. Risks arise from the possibility that counterparties may not have the ability to fulfill their commitments or from movements in interest rates and security values. As of December 31, 1993, the contract amounts for the forward commitments totaled $130 million compared to $84 million in 1992. The majority of these forward contracts represent agreements to sell mortgage loans.

TABLE 7 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
(Dollars in Thousands)

The following table shows the maturities and weighted average yields of the Company's securities available for sale and investment securities at December 31, 1993.

                                                                   Maturing
                      ---------------------------------------------------------------------------------------------------------
                            Within       After One Year But   After Five Years But        After             Mortgage-Backed
                           One Year      Within Five Years      Within Ten Years        Ten Years              Securities
                      Amount      Yield  Amount      Yield    Amount        Yield    Amount     Yield      Amount         Yield
                      ---------------------------------------------------------------------------------------------------------
SECURITIES
AVAILABLE FOR SALE
U. S. Treasury
  and other U. S.
  Government
  agencies            $     --      --%  $428,032    6.66%    $365,011       6.25%   $    --      --%      $    --          --%
Obligations of states
  and political
  subdivisions              --      --         --      --           --         --        200    7.15            --          --
Mortgage-backed
  securities                --      --         --      --           --         --         --      --       $572,485       5.17
                      ---------------------------------------------------------------------------------------------------------
  Total securities
    available
    for sale                --      --    428,032    6.66      365,011       6.25        200    7.15        572,485       5.17
                      ---------------------------------------------------------------------------------------------------------

INVESTMENT SECURITIES
U. S. Treasury
  and other U. S.
  Government
  agencies              10,148    7.32     12,664    8.89       37,622       9.35%        --      --            --          --
Obligations of states
  and political
  subdivisions           2,576    6.89     29,043    7.76       20,431       7.17%    57,445    8.54            --          --
Mortgage-backed
  securities               --       --         --      --           --         --         --      --        137,356       9.89
Other securities         8,410    5.43        575    5.30          338      12.50%       250    6.00            --          --
                      ---------------------------------------------------------------------------------------------------------
  Total investment
    securities          21,134    6.51     42,282    8.06       58,391       8.60%    57,695    8.53        137,356       9.89
                      ---------------------------------------------------------------------------------------------------------
    TOTAL SECURITIES
      AVAILABLE FOR SALE
      AND INVESTMENT
      SECURITIES      $ 21,134    6.51%  $470,314    6.79%    $423,402       6.58%   $57,895    8.52%      $709,841       6.08%
                      =========================================================================================================

                                 Carrying
                                  Amount
                                 --------
SECURITIES
AVAILABLE FOR SALE
U. S. Treasury
  and other U. S.
  Government
  agencies                       $  793,043
Obligations of states
  and political
  subdivisions                          200
Mortgage-backed
  securities                        572,485
                                 ----------
  Total securities
    available
    for sale                     $1,365,728
                                 ----------
INVESTMENT SECURITIES
U. S. Treasury
  and other U. S.
  Government
  agencies                           60,434
Obligations of states
  and political
  subdivisions                      109,495
Mortgage-backed
  securities                        137,356
Other securities                      9,573
                                 ----------
  Total investment
    securities                      316,858
                                 ----------
    TOTAL SECURITIES
      AVAILABLE FOR SALE
      AND INVESTMENT
      SECURITIES                 $1,682,586
                                 ==========

At December 31, 1993, the Company held investment securities issued by the State of Mississippi with an aggregate carrying amount of $27.7 million and a market value of $31.6 million. The yield on obligations of states and political subdivisions has been calculated on a fully tax equivalent basis.

         Futures contracts are similar in most aspects to forward contracts, except margin accounts are maintained and daily settlements are required. The Company utilized futures contracts in 1993 as a means of locking in price and/or interest rates on securities and as hedges of interest rate swaps. The contract designed to convert the fixed rate yield on $100 million of two-year U.S. Treasury securities into a variable yield based on Libor. This instrument matured in 1993. The Company had no outstanding futures contracts as of December 31, 1993 compared to $333 million in 1992.


SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
The securities portfolio is the second largest component of interest-earning assets at $1.7 billion at December 1993 compared to $1.6 billion at year-end 1992 and $1.7 billion at year-end 1991. The available for sale classification of securities, established in 1992, includes all investment securities which management believes are subject to sale prior to their contractual maturities. This classification allows the Company to take advantage of significant changes or anticipated changes in the direction and levels of interest rates as well as changes in yield-curve and inter-market spread relationships. Additionally, this portfolio is a secondary liquidity

TABLE 8 - LOAN PORTFOLIO
(In Thousands)

Loans outstanding at the indicated dates are shown in the following table classified by type of loan.

                                                                                  December 31,
                                                       ------------------------------------------------------------------
                                                           1993        1992           1991           1990         1989
                                                       ------------------------------------------------------------------
Commercial, financial and agricultural                 $  712,522  $  757,582    $   886,079     $1,028,560    $  804,369
Real estate - construction                                 70,506      81,320         91,718        136,918       147,338
Real estate - mortgage                                  1,051,752     929,966        840,303        799,345       675,089
Consumer                                                  604,261     523,322        573,699        669,107       699,820
                                                       ------------------------------------------------------------------
                                                       $2,439,041  $2,292,190    $ 2,391,799     $2,633,930    $2,326,616
                                                       ==================================================================


source and provides a balance to interest rate and credit risks in other categories of the balance sheet.

         Presently, securities in the available for sale classification are recorded at the lower of cost or market. The Financial Accounting Standards Board has issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which changes the accounting for securities classified as available for sale. These securities will be accounted for at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred income taxes. At December 31, 1993, had SFAS No. 115 been adopted, the impact on the consolidated statement of condition would have been to increase stockholders' equity by approximately $31.6 million, net of deferred income taxes. The Company will adopt the Statement in the first quarter of 1994.

         The investment securities portfolio consists of debt securities which provide the Company with a long-term, relatively stable source of income with minimal credit risk. Additions to the investment portfolio are made with the intent to hold to maturity and are carried at amortized cost.

         These two segments of the securities portfolio are managed to optimize the long-term total return from this portion of the Company's assets.

         Securities available for sale totaled $1.4 billion at December 31, 1993 compared to $1.0 billion at December 31, 1992. This classification represented 81% of the combined securities portfolio in 1993 compared to 66% in 1992. This increase is indicative of the high level of liquidity in the consolidated statement of condition due to the lower-than-desired yields versus long-term targets available in the market place as these funds became available for investing.

         Average securities increased $88 million, or 5%, in 1993 and $199 million, or 14%, in 1992. As a percent of average interest-earning assets, average investments increased to 39% in 1993, up from 38% in 1992 and 33% in 1991. Most of the purchases in 1993 were mortgage-backed securities, increasing $135.2 million, and representing 42% of total investments compared to 37% in 1992 and 55% in 1991. The increase in 1993 was a result of interest rates being lower than the Company's long-term targets; therefore, the Company purchased floating rate mortgage-backed securities to position itself with the flexibility to take advantage of a rise in interest rates, to optimize the total return on the available for sale portfolio and to limit the volatility of capital.

         The majority of the purchases in 1992 were in U.S. Treasury and U.S. Government agency securities maturing within two to seven years. U.S. Treasury and U.S. Government agency securities represented 51% of total investments in 1993 compared to 54% in 1992 and 32% in 1991. This increase in the level of short-term U.S. Treasury and U.S. Government agency securities over the three-year period is due to a desire to keep relatively short maturities during a period of generally lower rates.

         Securities, excluding mortgage-backed securities, maturing within five years or less at December 31, 1993, represented 51% of total securities compared to 45% at December 31, 1992. Approximately 7% of the mortgage-backed securities outstanding at year-end had durations of one year or less based on prepayment rates prevailing at year-end 1993.

          Securities exempt from Federal taxes represented 7% of the year-end total portfolio in 1993 compared to 8% in 1992 and 12% in 1991. As securities exempt from Federal taxes reached maturity, those securities were replaced in the portfolio with tax exempt loans due to the unavailability of tax exempt securities with desirable rates.

LOANS
Loans are the Company's largest and most profitable component of interest-earning assets. Reversing a two-year trend of declining volumes, total loans increased $147 million, or 6%, to $2.4 billion at December 31, 1993 from the prior year-end. Average total loans grew only 1% in 1993 versus 1992 as all the growth occurred in the latter part of the year. Average total loans represented 53% of interest-earning assets in 1993, unchanged from 53% in 1992 and under 56% in 1991. The increase in loans was concentrated in consumer and real estate

TABLE 9 - LOAN MATURITIES AND INTEREST RATE SENSITIVITY
(In Thousands)

The following table shows the amounts of loans, excluding consumer and real estate mortgage loans, in certain categories outstanding as of December 31, 1993, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

                                                                                      Maturing
                                                            -------------------------------------------------------------
                                                                              After One But
                                                            Within One Year  Within Five Years After Five Years    Total
                                                            -------------------------------------------------------------
Commercial, Financial and agricultural                         $482,285         $189,892         $40,345         $712,522
Real estate - construction                                       51,636           18,870              --           70,506
                                                            -------------------------------------------------------------
                                                               $533,921         $208,762         $40,345         $783,028
                                                            =============================================================

                                                                      Interest Sensitivity
                                                             ---------------------------------------
                                                             Fixed Rate     Variable Rate     Total
                                                             ---------------------------------------
Due after one, but within five years                         $ 91,916        $116,846       $208,762
Due after five years                                           15,933          24,412         40,345
                                                             ---------------------------------------
                                                             $107,849        $141,258       $249,107
                                                             =======================================


loans resulting in a loan portfolio mix at year-end 1993 of 46% real estate loans, 29% commercial, financial, and agricultural loans, and 25% consumer loans.

         Diversification in the loan portfolio is a means of reducing the risks associated with fluctuations in economic conditions. At December 31, 1993, the Company had no concentrations of 10% or more of total loans in any single industry. Geographically, the Company's loans are primarily in the Mississippi and Louisiana markets with 75% of total loans located in Mississippi and 17% in Louisiana.

         Loans secured by real estate are the largest category of loans at $1.1 billion at year-end 1993. This loan portfolio is comprised of $525 million of loans on one-to-four family residential properties including both loans held for sale and held for investment, $61 million of loans on multi-family properties, $412 million of loans to businesses for intermediate and longer term financing of land and buildings, and $71 million of loans for construction and land development. Additionally, this category contains various other loans secured by real estate.

         Real estate loans increased $111 million from year-end 1992 to 1993 following a $79 million increase in 1992. The increase in 1993 was largely the result of a 14% increase in residential mortgage loans, of which approximately half related to mortgage loans held for sale, and a 13% increase in nonfarm nonresidential loans. Real estate construction loans decreased $8.7 million or 11% in 1993 following a $10.4 million or 11% decrease in 1992. At year-end
1993, 77% and 15% of the Company's real estate loans were located in Mississippi and Louisiana, respectively. The Company will continue to emphasize
Mississippi- and Louisiana-based lending, concentrating on those markets traditionally served by the Company.

         One-to-four family residential property loans are underwritten to take into consideration family incomes available to service debt, credit histories and the value of the properties being financed. While this group is considered low risk, it can be adversely impacted by economic recession or regional economic patterns. Consequently, stability of family income and underlying real estate values become important during economic downturns.

         Loans to businesses for the financing of land and buildings are underwritten taking into consideration the quantity and quality of the business' cash flow, its future prospects and the property's value. Sufficient margin in the financed property is required should repayment ability be misjudged and the sale of the property becomes necessary to repay the loan.

         Construction and land development loans are made in markets that the Company is familiar with and to developers and builders who have a proven record of success. These loans are underwritten through the use of feasibility studies, sensitivity analysis of absorption rates and financial analysis of the developers and its owners. Sources of repayment may be pre-committed permanent loans, sales of developed properties or an interim or mini-permanent loan commitment from the Company. These types of loans are closely monitored by on-site inspections and architects' reports. They are considered more risky than the other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.

         Commercial, financial and agricultural loans decreased to $713 million at year-end 1993 from $758 million and $886 million at year-end 1992 and 1991, respectively, as substantial growth in loans to small to medium sized companies was more than offset by declines in large regional and national

TABLE 10 - REAL ESTATE LOANS
(In Thousands)

The following table shows the composition of real estate loans outstanding at December 31, 1993.

                                                              Percent of       Percent of
                                             Balance      Real Estate Loans    Gross Loans
                                             ---------------------------------------------
COMMERCIAL REAL ESTATE
   Construction and land development         $   70,506          6.3%           2.9%
   Multifamily                                   61,445          5.5            2.5
   Nonfarm nonresidential                       411,960         36.7           16.9
                                             ---------------------------------------------
                                                543,911         48.5           22.3
                                             ---------------------------------------------
RESIDENTIAL AND FARMLAND
   Residential                                  524,913         46.8           21.5
   Farmland                                      53,434          4.7            2.2
                                             ---------------------------------------------
                                                578,347         51.5           23.7
                                             ---------------------------------------------
                                             $1,122,258        100.0%          46.0%
                                             =============================================


credits. The commercial, financial and agricultural loan portfolio is a diverse group of loans to small, medium and large businesses. The purpose of these loans vary from supporting seasonal working capital needs to the term financing of equipment. These loans are underwritten by a thorough analysis of management, financial condition and the business' ability to generate sufficient cash flow to repay the debt in an orderly manner. While some of the short-term loans may be made on an unsecured basis, most are secured by the assets being financed with appropriate margins. Additionally, loans to closely held corporations are generally guaranteed by their owners.

         The Company utilizes various Federal and state loan guarantee programs to provide credit enhancements for loans to small businesses. The use of these programs enables financing to be provided in amounts and on terms which might not be otherwise available to the small business.

         The commercial loan portfolio is sufficiently diverse to minimize the impact of a decline in a single industry. It is geographically concentrated in Mississippi and Louisiana and therefore is exposed to the risk of a general downturn in the economies of these two states.

         Consumer loans increased $81 million or 15.5% from year-end 1992 to year-end 1993 which was consistent with the Company's goal of increasing the consumer loan portfolio as a percentage of total loans and compares to a decrease of $50 million from year-end 1991 to year-end 1992.

         The consumer loan portfolio is composed of instalment loans, home equity loans, unsecured revolving credit products, and other similar types of credit facilities. Instalment loans are made to consumers for a variety of purposes -- from the purchase of automobiles to home improvements or vacation loans. Home equity loans are revolving credit products or term loans which are secured by a lien on the borrower's residence. Home equity loans have guidelines for loan to value ratios which apply to each loan.

         Consumer credits are underwritten using a computer based multiple discriminant analysis which is commonly called credit scoring. This analysis considers factors such as income, debt levels and credit history. This system provides uniformity in the decision making process and better quality control during the process.

         Consumer loans are concentrated in Mississippi and Louisiana. They would be adversely impacted by an economic recession or other conditions which would affect consumer incomes.

         The Company will continue to aggressively market credit products with special emphasis on small businesses and consumers. Additionally, the Company will continue to be sensitive to the needs of low- to moderate-income borrowers and continue to expand the credit facilities tailored to their special needs. An extensive branch network brings loan officers in close contact with small business customers and consumers. The expanded use of government credit enhancement programs is anticipated in order to improve the ability to meet the needs of small businesses and differentiate the Company from competitors. Consumer credit products will continue to be aggressively marketed and new ones developed utilizing the high level of technology available.

         The Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" in May 1993. SFAS No. 114 requires a creditor to measure impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective

TABLE 11 - AVERAGE DEPOSITS
(In Thousands)

The daily average amounts of deposits for the periods indicated are summarized in the following table.

                                               Year Ended December 31,
                                         --------------------------------------
                                            1993           1992         1991
                                            ----           ----         ----
Demand deposits                          $  755,099    $  694,772    $  635,053
Savings deposits                          1,497,249     1,428,639     1,350,291
Time deposits                             1,615,321     1,753,516     2,005,619
                                         ----------    ----------    ----------
Total                                    $3,867,669    $3,876,927    $3,990,963
                                         ==========    ==========    ==========


TABLE 12 - TIME DEPOSITS OF $100,000 OR MORE, MATURITY DISTRIBUTION
(In Thousands)

Maturities of time certificates of deposit of $100 thousand or more outstanding at December 31, 1993, are summarized in the following table.

Time remaining until maturity

3 months or less                                                      $123,401
Over 3 through 6 months                                                 54,869
Over 6 through 12 months                                                27,989
Over 12 months                                                         105,420
                                                                      --------
Total                                                                 $311,679
                                                                      ========


interest rate. For purposes of this Statement, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractualterms of the loan agreement. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994 and adoption is not expected to have a material impact on the consolidated financial statements.

DEPOSITS
Deposit liabilities are the Company's primary funding source for loans and investments. The mix and repricing alternatives can significantly affect the cost of this source of funds and therefore impact the margin. Strategies used to manage deposit liabilities are designed to be flexible so that changes can be made in consideration of interest rate movements and liquidity issues. Local retail and commercial customers provide the majority of deposits to the Company. Average deposits decreased $9 million in 1993 to $3.9 billion, following a $114 million decrease from 1991 to 1992. The slight decline in deposits was a result of the low interest rate environment which caused customers to invest in higher-yielding nonbankinvestments.

   Average time deposits, primarily long-term certificates of deposits, decreased $138 million in 1993 compared to 1992. Average savings deposits and average noninterest-bearing deposits increased $69 million and $60 million, respectively, in 1993 compared to 1992. As interest rates have declined and remained at relatively low levels, customers have moved the mix of deposits from long-term certificates of deposits to shorter term deposits while waiting to take advantage of increasing interest rates.

LIQUIDITY
Liquidity for a financial institution can be expressed in terms of maintaining sufficient funds available to meet both expected and unanticipated obligations in a cost effective manner. Adequate liquidity allows the Company to meet the demands of both the borrower and the depositor on a timely basis, as well as to pursue other business opportunities as they arise. Thus, liquidity is maintained through the Company's ability to convert assets into cash, manage the maturities of liabilities and generate funds on a short-term basis either through the national Federal funds market, backup lines of credit, or through the national CD market.

   The consolidated statements of cash flows can be used to review the Company's cash flows from operating, investing and financing activities. Cash and cash equivalents decreased $38 million during 1993 to $294 million at December 31, 1993. Net cash provided by operating activities of $24.0 million for 1993 and $65.7 million for 1992 included net income,adjusted for various noncash charges to income, as well as changes in the balance of loans held for sale. The decrease from 1993 to 1992 in cash provided by operations was primarily due to an increase in mortgage loans held for sale.

TABLE 13 - SHORT-TERM BORROWINGS
(Dollars in Thousands)

The following table presents a summary of the Company's short-term borrowings at December 31 for each of the last three years by category and the corresponding interest rates.


                                                                 Daily       Average    Maximum
                                                 December 31    Average      Interest   Month-End
                                                   Balance      Balance        Rate      Balance
                                                 -----------    --------       ----      --------
1993
Federal funds purchased and securities sold
   under agreements to repurchase                  $504,475     $520,590       2.8%      $572,783
Other short-term borrowings                           5,021        4,631       2.6          5,995
                                                  ---------     --------       ---
Total short-term borrowings                        $509,496     $525,221       2.8%
                                                  ---------     --------       ---

1992
Federal funds purchased and securities sold
  under agreements to repurchase                   $575,221     $509,246       3.2%      $595,603
Other short-term borrowings                           5,191        4,827       3.1          6,722
                                                   --------     --------       ---
Total short-term borrowings                        $580,412     $514,073       3.2%
                                                   --------     --------
1991
Federal funds purchased and securities sold
  under agreements to repurchase                   $591,831     $451,077       5.4%      $591,831
Other short-term borrowings                           5,541        5,475       5.1          8,000
                                                   --------     --------       ---
Total short-term borrowings                        $597,372     $456,552       5.4%
                                                   --------     --------

  Investing activities, primarily in loans and securities, were a net provider of cash during 1993 and 1992, as investing activities required less funds due to a decline in short-term investments in 1993 and declines in loans and securities in 1992.

  Financing activities are the primary funding source ofinvesting activities and primarily include the taking of deposits and use of purchased funds. Financing activities for 1993 and 1992 had the effect of reducing cash flows by $166.3 million in 1993 and $101 million in 1992, as total deposits and purchased funds decreased in both years.

  Short-term investments totaling $209 million and securities available for sale which totaled $1.4 billion provide the major source of liquidity at December 31, 1993. Cash flows from repayments and maturities from the loan portfolio provide an additional source of liquidity.

  The Company relies largely on core deposits to fund loan demand and long-term investments. Core deposits, defined as total deposits less time deposits of $100 thousand or more, have remained relatively stable, ending the year at $3.6 billion which compares to $3.7 billion at the end of 1992. Additional funding is provided from an established Federal funds market within Mississippi, Louisiana and other contiguous states. Although the Company prefers to meet liquidity requirements through internally generated funding sources and through the matching of maturities of assets and liabilities, it also maintains funding relationships with numerous other financial institutions.

  The parent company requires liquidity to pay dividends to its shareholders and to meet operating expenses. Dividends paid by the parent company are primarily funded from dividends received from its banking subsidiaries. The dividends paid by the banking subsidiaries are subject to certain regulations controlling national banks that restrict the amount of dividends that may be distributed. The subsidiary banks have available for payment of dividends in 1994, without prior regulatory approval, $90.5 million plus their net profits for 1994. The operating expenses of the parent company are primarily incurred in providing management and other services for the subsidiaries and are reimbursed monthly to provide the cash flow necessary for these operations. From time to time the parent company uses short-term lines of credit and issues long-term debt to meet acquisition and expansion needs. At December 31, 1993, the parent company had no active lines of credit and had no long-term debt outstanding.

CREDIT RISK MANAGEMENT
For several years, the Company has managed its asset quality by utilizing a credit process that has as its basis the separation of the credit administration function from the line lending function. This process includes a system of loan committees to review and approve loans, a system of credit quality review committees that monitors the progress of action plans on loans

TABLE 14 - ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(Dollars in Thousands)

The following table summarizes the activity in the allowance for possible loan losses over the past five years.

                                                                              Year Ended December 31,
                                                           --------------------------------------------------------------
                                                              1993         1992         1991         1990         1989
                                                           ----------   ----------   ----------   ----------   ----------
Allowance for possible loan losses - beginning balance     $   74,856   $   87,493   $   88,862   $   31,328   $   29,321
  Charge-offs:
     Commercial, financial and agricultural                     2,881       22,348        7,577        9,046        1,626
     Real estate - construction                                    40           80        1,073        7,510        2,482
     Real estate - mortgage                                     1,846        3,772        8,706        4,605        2,481
     Consumer                                                   5,375        7,708       13,579       19,061       15,018
                                                           ----------   ----------   ----------   ----------   ----------
           Total charge-offs                                   10,142       33,908       30,935       40,222       21,607
                                                           ----------   ----------   ----------   ----------   ----------
   Recoveries:
     Commercial, financial and agricultural                     5,164        2,037        2,476        1,271          895
     Real estate - construction                                 1,398          803          302          565          729
     Real estate - mortgage                                     2,077        2,723        3,403        2,182        1,000
     Consumer                                                   4,679        5,330        6,125        6,087        4,095
                                                           ----------   ----------   ----------   ----------   ----------
           Total recoveries                                    13,318       10,893       12,306       10,105        6,719
                                                            ----------   ----------   ----------   ----------   ----------
  Net charge-offs (recoveries)                                 (3,176)      23,015       18,629       30,117       14,888
  Provision for possible loan losses                          (16,000)      10,378       17,260       46,409       16,895
  Addition due to acquisition                                     --           --           --        41,242          --
                                                           ----------   ----------   ----------   ----------   ----------
Allowance for possible loan losses - ending balance        $   62,032   $   74,856   $   87,493   $   88,862   $   31,328
                                                           ==========   ==========   ==========   ==========   ==========
Total loans outstanding:
  End of period                                            $2,418,585   $2,265,483   $2,339,281   $2,565,452   $2,266,326
                                                           ==========   ==========   ==========   ==========   ==========
  Average                                                  $2,293,416   $2,261,034   $2,411,731   $2,633,394   $2,202,348
                                                           ==========   ==========   ==========   ==========   ==========
Ratios:
Allowance for possible loan losses to end of
  period total loans                                             2.56%        3.30%        3.74%        3.46%        1.38%
Allowance for possible loan losses to net charge-offs              NM          325          470          295          210
Allowance for possible loan losses to nonperforming loans         204          189          106          107          124
Net charge-offs (recoveries) to average total loans              (.14)        1.02          .77         1.14          .68
Recoveries to prior year charge-offs                            39.28        35.21        30.60        46.77        29.28


Total charge-offs for 1993, 1992, 1991 and 1990 include $2.8 million, $9.2 million, $9.3 million and $11.5 million, respectively, for CNB.
Total recoveries for 1993, 1992, 1991 and 1990 include $5.4 million, $4.8 million, $6.1 million and $3.5 million, respectively, for CNB.
NM - Not meaningful

requiring special attention and an independent Loan Review Department which reports to the Directors' Loan Review Committee. Additionally, there are several senior credit officers in the Credit Administration Division assigned to the various lending areas who work to ensure that the credit process is carried out in accordance with the Company's credit policies.Together, this credit process assists in the early identification of problem or potential problem credits and assists in determining the adequacy of the allowance for possible loan losses.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES
In conjunction with the credit process, the Company maintains its allowance for possible loan losses (allowance) at a level that is considered sufficient to absorb potential losses in the loan portfolio. The allowance is adjusted by the provision for possible loan losses (provision) and is increased by recoveries of previously charged-off loans and decreased by loan charge-offs. The provision is the adjustment necessary to maintain the allowance at an adequate level. Various factors are taken into consideration when the Company determines the amount of the provision and the adequacy of the allowance. These factors include: 1) management's analysis of current and future economic conditions and their anticipated impact on specific borrowers; 2) the current level of classified and criticized assets and the associated risk factors with each; 3) past due and nonperforming assets; 4) the current level of the allowance in relation to total loans and to historical and current loss levels; and 5) growth and composition of the loan portfolio.

TABLE 15 - ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(Dollars in Thousands)

The following table presents, for analysis purposes only, the allocation of the allowance by loan categories with respect to individual credits, historical losses, foreseeable economic conditions and other factors pertaining to specific industries.

                                                                     December 31,
                               -------------------------------------------------------------------------------------------
                                     1993                     1992                    1991                   1990
                               -------------------      -------------------     -------------------    -------------------
                               Percent   Loan           Percent   Loan          Percent   Loan         Percent   Loan
                               Of Gross  Loss           Of Gross  Loss          Of Gross  Loss         Of Gross  Loss
                               Loans     Allowance      Loans     Allowance     Loans     Allowance    Loans     Allowance
                               Out-      Alloca-        Out-      Alloca-       Out-      Alloca-      Out-      Alloca-
                               standing  tion           standing  tion          standing  tion         standing  tion
                               --------  ---------      --------  ---------     --------  ---------    --------  ---------
Commercial, financial
  and agricultural              29.2%     $22,337        33.1%     $29,852       37.2%     $43,368      39.2%     $34,161
Real estate -
  construction                   2.9        3,993         3.5        5,022        3.5        6,695       4.8       10,840
Real estate -
  mortgage                      43.1       13,596        40.4       20,987       35.1       19,080      30.3       16,950
Consumer                        24.8       16,344        23.0       13,658       24.2       12,758      25.7       21,390
Unallocated                       --        5,762          --        5,337         --        5,592        --        5,521
                               ------     -------       ------     -------      ------     -------     ------     -------
                               100.0%     $62,032       100.0%     $74,856      100.0%     $87,493     100.0%     $88,862
                               ======     =======       ======     =======      ======     =======     ======     =======

                                            December 31,
                                        ---------------------
                                               1989
                                        ---------------------
                                         Percent   Loan
                                         Of Gross  Loss
                                         Loans     Allowances
                                         Out-      Alloca-
                                         standing  tion
                                        ---------  ----------
Commercial, financial
  and agricultural                        34.4%     $11,188
Real estate -
  construction                             6.3        3,681
Real estate -
  mortgage                                29.1        6,728
Consumer                                  30.2          753
Unallocated                              ------     -------
                                         100.0%     $31,328
                                         ======     =======

     During 1993, as a result of positive trends in economic conditions and credit quality as well as management's assessment of the adequacy of the allowance, the Company determined that no provision was necessary for Deposit Guaranty National Bank (DGNB) and a reduction in the allowance of $16 million was necessary at Commercial National Bank (CNB). During 1992 and 1991, $10.4 million and $17.3 million, respectively, was charged to expense for the provision. All four quarters of 1993 reflected charge-off levels lower than experienced in recent years, resulting in the Company reflecting recoveries in excess of charge-offs. Net recoveries were $3.2 million in 1993 compared to net charge-offs of $23.0 million in 1992 and $18.6 million in 1991. Approximately $2.7 million in net recoveries in 1993 was attributable to CNB compared to net charge-offs of $4.4 million in 1992 and $3.2 million in 1991. Net recoveries for the Company were .14% of average loans in 1993, compared to net charge-offs being 1.03% of average loans in 1992, and .78% in 1991.

     The allowance at December 31, 1993 was $62.0 million or 2.56% of total loans and 204% of nonperforming loans. While future losses are difficult to predict, management believes that the current level of the allowance is adequate to cover possible losses in the loan portfolio based on regulatory examinations at both banks, the allowance methodology given the current and expected economic climate, and the level of nonperforming assets. The allowance at December 31, was $74.9 million or 3.30% of total loans and at December 31, 1991 was $87.5 million or 3.74%.

NONPERFORMING ASSETS
The Company's nonperforming assets consist of loans on which interest is no longer accrued (nonaccrual); certain restructured loans where the interest rate or other terms have been materially changed due to the financial condition of the borrowers (restructured); and other real estate. A loan is placed on nonaccrual when management believes there is reasonable uncertainty about the full collection of both principal and interest, or when the loan is contractually past due ninety days or more and not well secured and in process of collection.

     Nonperforming assets showed considerable improvement by decreasing to $43.7 million at year-end 1993 compared to $57.1 million at year-end 1992 and $100.7 million at year-end 1991. The decreases in both banks are primarily attributable to cash collections, property sales and restoration to performing status, while a portion was also due to charge-offs. The year-end 1993 total is comprised of $30.4 million of nonaccrual loans, $54 thousand of restructured loans, and $13.3 million of other real estate.

     DGNB's nonperforming assets decreased to $33.1 million at year-end 1993 from $38.2 million at year-end 1992 and $59.7 million in 1991. Nonperforming loans increased slightly, from $25.2 million in 1992 to $25.6 million in 1993, primarily due to the addition of one large credit of $12.1 million. Other real estate decreased from $13.0 million at year-end 1992 to $7.5 million at year-end 1993. CNB's nonperforming assets

TABLE 16 - NONPERFORMING ASSETS
(In Thousands)

The amounts of the Company's nonperforming assets at the indicated dates are shown in the following table.

                                                                     December 31,
                                           ---------------------------------------------------------------
                                             1993          1992          1991           1990         1989
                                           -------       -------       --------       -------      -------
Nonaccrual loans                           $30,425       $39,456       $ 82,213       $82,916      $25,287
Restructured loans                              54           249            240           289           29
                                           -------       -------       --------       -------      -------
Nonperforming loans                         30,479        39,705         82,453        83,205       25,316
Other real estate                           13,256        17,349         18,251        13,739       11,922
                                           -------       -------       --------       -------      -------
Nonperforming assets                       $43,735       $57,054       $100,704       $96,944      $37,238
                                           =======       =======       ========       =======      =======
Accruing loans past due 90 days or more    $ 2,935       $ 3,670       $ 11,548       $16,538      $ 9,585
                                           =======       =======       ========       =======      =======
Ratios:
Nonperforming assets to loans plus other
  real estate                                 1.80%         2.50%          4.27%         3.76%        1.63%
Nonperforming assets to total assets           .89          1.14           1.99          1.97          .99



Interest income of approximately $2.8 million on nonaccrual and restructured loans at December 31, 1993, would have been recorded in 1993 if such loans had been in compliance with their original terms. Interest income actually recorded on such loans in 1993 was $3.5 million.

In 1993, nonaccrual loans, restructured loans, other real estate and accruing loans past due 90 days or more included $4.8 million, $54 thousand, $5.8 million and $502 thousand, respectively, for CNB. In 1992, nonaccrual loans, restructured loans, other real estate and accruing loans past due 90 days or more included $14.3 million, $208 thousand, $4.4 million and $356 thousand, respectively, for CNB. In 1991, nonaccrual loans, restructured loans, other real estate and accruing loans past due 90 days or more included $36.0 million, $240 thousand, $4.8 million and $1.1 million, respectively, for CNB. In 1990, nonaccrual loans, restructured loans, other real estate and accruing loans past due 90 days or more included $31.0 million, $287 thousand, $4.7 million and $3.2 million, respectively, for CNB.

decreased to $10.6 million at year-end 1993 from $18.8 million at year-end 1992 and $41.0 million in 1991. Nonperforming loans for CNB decreased from $14.5 million to $4.8 million at year-end 1993. CNB's other real estate increased from $4.4 million to $5.8 million due to the foreclosure of two loans totalling approximately $2 million.

     The Company had an additional $511 thousand of outstanding loans which were not considered nonperforming at December 31, 1993, but whose borrowers, in management's opinion at this time, are experiencing financial difficulties severe enough that serious doubt exists as to the borrowers' continued ability to comply with the present terms of these loans.

CAPITAL AND DIVIDENDS
Dividends paid by the Company are substantially provided from dividends from the banking subsidiaries. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. At December 31, 1993, the banking subsidiaries had available forpayment of dividends to the Company, without approval of the Comptroller of the Currency, approximately $90.5 million.

     The Company's two sources of capital are internally generated capital and the capital markets. Primary reliance historically has been on internally generated capital. Net income for 1993, 1992 and 1991 added $66.6 million, $45.5 million and $32.2 million, respectively, to capital. Capital was further increased by $1.4 million with the issuance of 65,146 shares of common stock as a result of the exercise of executive stock options. Capital was decreased by dividends of $16.4 million, $13.7 million and $12.3 million declared in 1993, 1992, and 1991, respectively. Average stockholders' equity to average assets for 1993 was 7.62% compared to 6.61% in 1992 and 5.72% in 1991.

     Under the risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies such as the Company, the minimum ratio of total capital to risk-weighted assets, including certain off-balance-sheet items such as standby letters of credit (total capital), is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, and a limited amount of noncumulative perpetual preferred stock, certain other instruments, and a limited amount of allowance for possible loan losses (tier I capital). Under these guidelines, the Company's tier I and total capital ratios were 13.28% and 14.54%, respectively, at December 31, 1993 compared to 12.00% and 13.27%, at year-end 1992 and 9.95% and
12.11%, at year-end 1991.

     The Comptroller of the Currency also has established risk-based capital guidelines for national banks. These regulations are generally similar to those established by the Federal Reserve Board for bank holding companies. The Company's strategy related to risk-based capital is to maintain capital levels which will be sufficient to qualify the Company's banking subsidiaries as "well capitalized" under the guidelines set forth by FDICIA. Maintaining capital ratios at the "well capitalized" level avoids certain restrictions which, for example, could impact the Company's banking subsidiaries' FDIC assessments, trust services and asset/liability management. At December 31, 1993, the tier I and total capital ratios, respectively, for Deposit Guaranty National Bank were 12.23% and 13.49%, and for Commercial National Bank were 17.22% and 18.50%.These ratios are well above the minimum 6% and 10% levels required to be categorized as a "well capitalized" insured depository institution.

     The Federal Reserve Board and the Comptroller of the Currency have established minimum leverage ratios for bank holding companies and national banks, respectively, requiring such banking organizations to maintain tier I capital of at least 3.00% of total assets (net of the allowance for possible loan losses) less goodwill and other non-qualifying intangible assets. FDICIA also established a minimum leverage ratio requirement of 5% for "well capitalized" institutions. The Company's leverage ratios for December 31, 1993, 1992 and 1991 were 8.13%, 6.80% and 5.42%, respectively.
Leverage ratios for Deposit Guaranty National Bank and Commercial National Bank at December 31, 1993 were 7.89% and 8.72%, respectively.

     Capital adequacy is continuously monitored by the Company to ensure that appropriate levels of capital are maintained to meet both current operating needs and anticipated future requirements. The capital guidelines play a crucial role in a banking organization's plans for business, asset allocations, acquisitions, and expansion. Maintaining capital within these guidelines is one of the ongoing challenges that bank management faces that will significantly influence the manner in which business is conducted in the 1990s.

OTHER OPERATING INCOME
The Company continues to emphasize the importance of growth in noninterest related sources of income. The Company's strategy is to develop new sources of noninterest related income and to reprice services and products to reflect their related costs. Other operating income includes fees for trust services, deposit service charges, mortgage loan servicing fees, income from broker/dealer services and many other corporate and retail products.

     During 1993, other operating income was $74.8 million compared to $68.0 million in 1992, an increase of 10%. This increase can be attributed largely to increases in service charges on deposit accounts, trust fees, and other service charges, commissions and fees.

     Service charges on deposit accounts increased approximately $2.5 million in 1993 as compared to 1992. This increase was primarily the result of growth in business volumes and a $1.6 million reclassification of service charge income on the deposit accounts of our customers utilizing our cash management services. These fees have previously been inseparable from fees from cash management services and were classified as other service charges, commissions and fees. Therefore, other service charges, commissions and fees were correspondingly reduced by this reclassication.

     Fees for trust services increased $1.8 million in 1993 as compared to 1992. This increase was primarily the result of new trust business.

     Other service charges, commissions and fees were $33 million in 1993 compared to $29.4 million in 1992. Income on futures and options contracts increased $1.4 million in 1993 as compared to 1992, primarily as a result of income recognized on expired call option contracts. The favorable interest rate environment combined with expanded services and an emphasis on sales contributed to an increase in broker/dealer income to $5.2 million in 1993 from $3.1 million in 1992. Mortgage banking income increased $653 thousand in 1993 as compared to 1992 primarily due to mortgage brokerage activities while mortgage loan servicing fees were essentially flat as the loan servicing portfolio increased only slightly in 1993 to $1.7 billion as prepayments on loans virtually offset loan originations. Partially offsetting these increases was the reclassification of $1.6 million to service charges on deposit accounts and a one-time fee of $1.1 million, received in 1992 from the processor of the Company's official checks as a result of their error in calculating fees in prior years.

     Other income decreased approximately $1.1 million in 1993 as compared to 1992. This decrease was primarily due to 1992 including gains totaling $1.9 million resulting from the sale of stock warrants received from a commercial borrower, the sale of leased assets, the liquidation of trust assets held in conjunction with the Company's previously defeased capital lease obligation and the repurchase and subsequent sale of a 21% ownership share of G & W Life Insurance Company, a subsidiary of the Company. This decrease was offset somewhat by a $500 thousand increase in miscellaneous mortgage loan fee income in 1993.

     Losses on sales of securities available for sale in 1993 were $102 thousand compared to a $346 thousand gain in 1992. Since the establishment of the "available for sale" classification for securities in the fourth quarter of 1992, no sales have been made out of the investment portfolio.

Sales from the investment securities portfolio in the first nine months of 1992 resulted in net losses of $403 thousand.

     During 1992, other operating income was $70.9 million compared to $64 million in 1991, an increase of 10.8%. This increase can be attributed largely to increases in service charges on deposit accounts, other service charges, commissions and fees and other income.

     Service charges on deposit accounts increased approximately $1.8 million in 1992 as compared to 1991. This increase was primarily the result of adjustments to fee schedules and an increase in the associated volume of related activities.

     Other service charges, commissions and fees were $29.4 million in 1992 compared to $24.8 million in 1991. Other service charges, commissions and fees for 1992 includes the one-time fee of $1.1 million related to official checks as previously discussed. Income from broker/dealer services and mortgage loan servicing is included in other service charges, commissions and fees. Broker/dealer income increased to $3.1 million in 1992 compared to $2.0 million in 1991 primarily due to an increase in the volume of services. Mortgage brokerage and servicing fees increased $1.2 million in 1992 compared to 1991 as the servicing portfolio grew from $1.4 billion at year-end 1991 to $1.6 billion at year-end 1992. Other income increased to $7.4 million in 1992 from $5.8 million in 1991. During 1992, the Company recognized a gain of $550 thousand as a result of the repurchase and subsequent resale of the 21% ownership share of G & W Life Insurance
Company not owned by the Company. Also reflected in other income in 1992 is a gain of $520 thousand resulting from the disposal of stock warrants received from a commercial borrower, a $406 thousand gain on the sale of leased assets, and a gain of $446 thousand due to the liquidation of trust assets held in conjunction with the Company's previously defeased capital lease obligation.

     Investment securities losses were $403 thousand in 1992 compared to a $1.2 million gain in 1991. Gains on sales of securities available for sale in 1992 were $346 thousand, with no comparable amounts for prior years as this category of securities was not established until the fourth quarter of 1992.

OTHER OPERATING EXPENSE
Enhancing operational efficiency without sacrificing quality service for the Company's customers continues to be a priority. The Company continues to reorganize and refocus its resources whenever it can more effectively and efficiently deliver products and services to our customers. A key measure used in the banking industry to assess the level of noninterest expense is the efficiency ratio, which is defined as noninterest expense divided by the sum of taxable-equivalent net interest income plus noninterest income
(excluding gains on sales of assets and securities gains). Improvement in the efficiency ratio is measured by a reduction in the percentage reported. The efficiency ratios for 1993, 1992 and 1991 were 67.25%, 68.40%, and 69.26%, respectively. This trend shows improvement as recurring revenues grew at faster rates than did overhead expenses, and reflects the Company's commitment to improve efficiency to a long-term goal of 60%. In order to achieve this goal, the Company must continue to increase revenues, primarily through loan growth and increased fee income, while controlling expense growth within a minimal level.

     The Company's other operating expense increased $7.1 million, or 4%, to a total of $171.6 million for 1993. Salaries and employee benefits, which accounts for 54% of other operating expense, increased $5.5 million from 1992 to $92.8 million in 1993. The increase in salary expense included $3.3 million in normal merit increases, $1.4 million in incentives, bonuses, and commissions related to improved earnings and increased revenues in mortgage originations and broker/dealer services, and $344 thousand in part-time and temporary salaries due to increased mortgage loan originations. Employee benefits increased $446 thousand as a result of an increase of $3.1 million in interest expense for the deferred compensation plan, of which $2.2 million relates to underaccruals in prior years. Partially offsetting this increase was a decrease of $1.6 million in the retirement income plan due to changes in assumptions in the pension plan and a decrease of $1.7 million in postretirement benefits due to the adoption of SFAS No. 106 in 1992. The adoption of SFAS No. 106 changed the method of accounting for postemployment health care and life insurance benefits from the cash basis to the full accrual basis. As a result of the immediate recognition of the transition obligation during 1992, the cost of the plan for future years is reduced.

     Service fees decreased approximately $900 thousand from 1992 to 1993. This reduction is primarily due to a decrease in loan servicing costs related to improved credit quality and increased efficiency in the loan collection process. Additionally, legal expenses related to the litigation arising out of a Louisiana Housing Finance Agency Municipal Bond Issue for which Commercial National Bank was trustee decreased. Offsetting these decreases was an increase in professional fees related to the increased cost of new trust business and other miscellaneous professional fees.

     The FDIC assessment was $8.7 million in 1993 compared to $8.8 million in 1992. This reduction in the assessment was due to a slight decrease in deposits from 1992 to 1993. The assessment rate for the Company's banking subsidiaries is the lowest rate assessed.

     Advertising and public relations expense increased $2.0 million. This increase was the result of an increase of $2.3 million in donations, contributions, and public relations of which $2 million was a special contribution made at year-end 1993.

     Other expense totaled $18.6 million in 1993 compared to $17.9 million in 1992. This increase in other expense was primarily the result of an increase of $1.4 million in the amortization of purchased mortgage servicing rights due to increased paydowns of mortgage loans serviced by the Company and an increase of $2.3 million in the cost of life insurance policies. These increases were partially offset by a $3.7 million decrease in other real estate expenses primarily due to a decrease in the allowance for possible losses on other real estate and a decrease of $626 thousand in the amortization of intangibles.

     During 1992, other operating expense was $167.4 million compared to $155.4 million in 1991. Salaries and employee benefits increased $8.6 million in 1992 compared to 1991. Of this increase, $1.9 million is attributable to the adoption of SFAS No. 106. Service fees increased to $11.7 million in 1992 from $11.5 million in 1991 largely as a result of an increase in legal expenses related to the litigation arising out of a Louisiana Housing Finance Agency Municipal Bond issue for which Commercial National Bank was trustee. The FDIC assessment was $8.8 million in 1992 compared to $8.3 million in 1991. This increase was a result of increases in the FDIC assessment rate which took place during 1991. Other expense increased $1.7 million primarily as result of a $1.2 million increase in the amortization of purchased mortgage servicing rights primarily due to increased prepayments of the underlying mortgages.

INCOME TAXES
Income tax expense was $27.3 million in 1993, compared to $14.3 million in 1992 and $10.1 million in 1991. The increase in tax expense over the last two years results primarily from increased pre-tax earnings. The Company's effective tax rate was 29% for 1993, and 24% for 1992 and 1991. These effective rates are much lower than the statutory income tax rates, primarily due to tax exempt interest income received on certain loans and debt securities. The increase in the effective tax rate for 1993 is primarily a result of three factors. First is a significant decline in the proportion of tax exempt income to total pretax income as taxable income increased significantly while tax exempt income continued to decline. Second is the 1% increase in the federal statutory rate. Finally, the 1992 rate reflects an alternative minimum tax credit that was not applicable in 1993.

     The Company adopted SFAS No. 109 as of January 1, 1993. This statement significantly changed the method by which companies account for deferred income taxes for financial statement purposes. The emphasis in accounting for deferred income taxes changes from an income statement approach to a balance sheet approach, thereby ensuring the proper accrual of the appropriate asset or liability for deferred taxes. In addition the Statement allows companies to consider the likelihood of earning future taxable income in recording deferred tax assets.

     The cumulative effect of the adoption of the Statement was a benefit of $657 thousand which is included in income tax expense from operations. In addition an $11 million tax benefit was allocated to goodwill and other noncurrent intangible assets as a result of adjustments for prior purchase business combinations.

     As noted above, the tax provision for the Company was calculated under SFAS No. 109 for 1993. In 1992 and 1991 the tax provision for the Company was calculated under APB Opinion No. 11. In 1992, income tax expense was reduced by $2.5 million for an alternative minimum tax credit. The difference between regular tax and alternative minimum tax for 1991 was $56 thousand. The alternative minimum tax is incurred only if it exceeds regular tax in the current year, and a credit for the alternative minimum tax may be carried forward to subsequent years to reduce the regular tax.

OUTLOOK
The Company's growth is closely linked to the growth of the market areas which it serves. This is primarily the higher-growth areas of the State of Mississippi and the Shreveport/ Bossier metropolitan area located in the northwestern part of Louisiana. The Mississippi market area experienced moderate growth during 1993 and continued improvement in economic activity is expected during 1994. The Shreveport/Bossier economy experienced growth in 1993 in certain economic sectors and we are encouraged by continued growth prospects in 1994.

     In 1993, increased demand deposit volumes and continued wide loan and deposit rate spreads improved the net interest margin. The margin is not expected to improve significantly again in 1994 as the effects of increasing loan volumes are expected to be offset by the negative effects of rising interest rates and narrowing spreads.

     Following two years of declining loan volumes, loans increased in 1993 and are expected to continue to grow in 1994. Loans to small businesses and consumers are expected to continue to provide most of the increase, while outstanding loans to large commercial borrowers will likely continue to decline. Deposits are expected to grow more slowly than loans in the coming year, primarily in interest-bearing categories. As a result, the investment portfolio should decline as a percentage of earning assets but remain at a level higher than desired.

     Following two years of substantial improvements in loan quality, continued improvement to a level within management's acceptable range is expected in 1994. Fee income will continue to be emphasized in 1994 as growth in net interest income slows. New sources of income will continue to be examined and developed and volumes of existing business will grow due to a Company wide focus on sales. This category of earnings is expected to grow at a faster rate than the overall economy and at a faster rate than operating expenses. Expense control remains a focus as the Company continues its efforts to improve its efficiency. Ongoing review of product line and market area profitability is expected to point out areas where improvements can be made which will favorably affect future long-term profitability.

BUSINESS
The Company is a multi-bank holding company headquartered in Jackson, Mississippi. The Company and its subsidiaries engage only in the general banking business and activities closely related to banking, as authorized by the banking laws of the United States and the regulations issued pursuant thereto. The Company offers complete banking and trust services to the commercial, industrial and agricultural areas which it serves through its two banking subsidiaries, Deposit Guaranty National Bank and Commercial National Bank.

     Deposit Guaranty National Bank, a 98%-owned banking subsidiary, is located throughout Mississippi with 101 branches. Commercial National Corporation, a 100%-owned subsidiary, and its banking subsidiary, Commercial National Bank, are located in Shreveport, Louisiana. Commercial National Bank has 11 branches in the Shreveport/Bossier market.

     Deposit Guaranty National Bank owns and operates Deposit Guaranty Mortgage Company, a Mississippi business corporation. The Mortgage Company acts as a mortgage banker and engages in mortgage lending, brokerage and servicing in Mississippi and the North Louisiana market. The Mortgage Company, with a loan servicing portfolio of approximately $1.7 billion, is one of the largest mortgage servicers in Mississippi.

     The Company provides investment advice and brokerage services through its two subsidiaries, Deposit Guaranty Investments, Inc., a subsidiary of Deposit Guaranty National Bank, and Commercial National Brokerage Services, Inc., a subsidiary of Commercial National Bank.

     The Company provides credit insurance related to extensions of credit by the Company through G&W Life Insurance Company, a 79%-owned subsidiary.

DIVIDEND AND MARKET INFORMATION
The Company's common stock is traded in the over-the-counter market under the NASDAQ symbol "DEPS" and is quoted on NASDAQ's National Market System. The following table sets forth the range of the high and low prices of the common stock, as reported by NASDAQ, and the dividends declared per share for the periods indicated.

                                 Prices
                Dividends    --------------
                Per Share    High       Low
                ---------    ----       ---
1993

First Quarter     $.215     $31.00    $26.50

Second Quarter     .215      35.75     26.50

Third Quarter       .25      32.25     28.75

Fourth Quarter      .25      33.00     27.00

1992

First Quarter     $.195       $18.88  $16.63

Second Quarter     .195        21.75   17.63

Third Quarter      .195        22.38   20.50

Fourth Quarter     .215        27.00   21.25


  The Company declared a two-for-one stock split in 1992. All shares outstanding and per share results are calculated assuming the split occurred at the beginning of the earliest period presented.

  It is the present intention of the Board of Directors to continue the payment of cash dividends on the common stock on a quarterly basis, dependent on future earnings, the financial condition of the Company, the assessment of future capital needs of the Company and such other factors as the Board of Directors may deem relevant. As a bank holding company, the Company's ability to pay dividends is to a great extent dependent upon dividend payments it receives from its subsidiaries, which dividend payments are subject to the limitations described in the notes to the consolidated financial statements. On February 25, 1994, there were 5,933 stockholders of record of the Company's common stock.

CONSOLIDATED STATEMENTS OF CONDITION
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                DECEMBER 31,
                                                                          1993             1992
                                                                         ------           ------
ASSETS
Cash and due from banks . . . . . . . . . . . . . . . . . . .        $  293,894      $   331,905
Interest-bearing bank balances  . . . . . . . . . . . . . . .            70,000          185,096
Federal funds sold and securities
   purchased under agreements to resell . . . . . . . . . . .           208,140          444,510
Trading account securities  . . . . . . . . . . . . . . . . .               596            2,426
Securities available for sale
   (market value: 1993 - $1,416,120; 1992 - $1,059,713) . . .         1,365,728        1,030,642
Investment securities
   (market value: 1993 - $350,451; 1992 - $563,308) . . . . .           316,858          527,629
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,439,041        2,292,190
   Less: Unearned income  . . . . . . . . . . . . . . . . . .           (20,456)         (26,707)
         Allowance for possible loan losses . . . . . . . . .           (62,032)         (74,856)
                                                                     ----------       ----------
   Net loans  . . . . . . . . . . . . . . . . . . . . . . . .         2,356,553        2,190,627
Bank premises and equipment . . . . . . . . . . . . . . . . .           125,506          117,703
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .           160,805          163,893
                                                                     ----------       ----------
   TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .        $4,898,080       $4,994,431
                                                                     ==========       ==========

LIABILITIES
Deposits:
   Noninterest-bearing  . . . . . . . . . . . . . . . . . . .        $  875,288      $   915,804
   Interest-bearing   . . . . . . . . . . . . . . . . . . . .         3,045,853        3,086,165
                                                                     ----------       ----------
      Total deposits  . . . . . . . . . . . . . . . . . . . .         3,921,141        4,001,969
Federal funds purchased, securities
   sold under agreements to repurchase
   and other short-term borrowings  . . . . . . . . . . . . .           509,496          580,412
Other liabilities . . . . . . . . . . . . . . . . . . . . . .            71,555           67,726
                                                                     ----------       ----------
   TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . .         4,502,192        4,650,107
                                                                     ==========       ==========

STOCKHOLDERS' EQUITY
Cumulative preferred stock, no par value,
   authorized: 10,000,000 shares of class A
   voting; and 10,000,000 shares of class B
   non-voting; issued and outstanding: none . . . . . . . . .                --               --
Common stock, no par value, authorized
   50,000,000 shares; issued and outstanding:
   1993 - 17,667,852 shares; 1992 - 17,602,706 shares . . . .            19,383           19,312
Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . .           155,399          154,041
Retained earnings . . . . . . . . . . . . . . . . . . . . . .           221,106          170,971
                                                                     ----------       ----------
   TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . .           395,888          344,324
                                                                     ----------       ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . .        $4,898,080       $4,994,431
                                                                     ==========       ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                               YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------
                                                                      1993               1992             1991
                                                                     ------             ------           ------
INTEREST INCOME
Interest and fees on loans  . . . . . . . . . . . . . . .          $180,246           $185,301         $228,198
Interest on investment securities:
   Taxable  . . . . . . . . . . . . . . . . . . . . . . .            25,116             91,210          107,355
   Exempt from Federal income tax . . . . . . . . . . . .             9,062             11,894           16,208
Interest on securities available for sale:
   Taxable  . . . . . . . . . . . . . . . . . . . . . . .            74,167             18,062               --
   Exempt from Federal income tax . . . . . . . . . . . .               211                118               --
Interest on trading account securities  . . . . . . . . .               217                208              259
Interest on Federal funds sold and securities
   purchased under agreements to resell . . . . . . . . .             8,576             10,913           23,179
Interest on bank balances . . . . . . . . . . . . . . . .             1,732              4,408            7,233
                                                                -----------        -----------      -----------
   TOTAL INTEREST INCOME  . . . . . . . . . . . . . . . .           299,327            322,114          382,432
                                                                -----------        -----------      -----------

INTEREST EXPENSE
Interest on deposits  . . . . . . . . . . . . . . . . . .           110,195            138,264          204,557
Interest on Federal funds purchased, securities
   sold under agreements to repurchase and other
   short-term borrowings  . . . . . . . . . . . . . . . .            14,492             16,632           24,814
Interest on long-term debt  . . . . . . . . . . . . . . .                --                563            2,102
                                                                -----------        -----------      -----------
   TOTAL INTEREST EXPENSE . . . . . . . . . . . . . . . .           124,687            155,459          231,473
                                                                -----------        -----------      -----------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . . .           174,640            166,655          150,959
Provision for possible loan losses  . . . . . . . . . . .           (16,000)            10,378           17,260
                                                                -----------        -----------      -----------

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES . . . . . . . . . . . . . . . . .           190,640            156,277          133,699
                                                                -----------        -----------      -----------

OTHER OPERATING INCOME
Service charges on deposit accounts . . . . . . . . . . .            25,611             23,082           21,249
Fees for trust services . . . . . . . . . . . . . . . . .            12,902             11,078           10,885
Investment securities gains (losses)  . . . . . . . . . .                --               (403)           1,231
Securities available for sale gains (losses)  . . . . . .              (102)               346               --
Other service charges, commissions and fees . . . . . . .            32,986             29,424           24,820
Other income  . . . . . . . . . . . . . . . . . . . . . .             3,384              4,450            3,254
                                                                -----------        -----------      -----------
   TOTAL OTHER OPERATING INCOME . . . . . . . . . . . . .            74,781             67,977           61,439
                                                                -----------        -----------      -----------

OTHER OPERATING EXPENSE
Salaries and employee benefits  . . . . . . . . . . . . .            92,785             87,301           78,664
Net occupancy expense . . . . . . . . . . . . . . . . . .            11,587             11,389           11,046
Equipment expense . . . . . . . . . . . . . . . . . . . .            12,676             12,844           13,569
Service fees  . . . . . . . . . . . . . . . . . . . . . .            10,817             11,708           11,468
Communication . . . . . . . . . . . . . . . . . . . . . .             7,332              7,297            7,259
FDIC assessment . . . . . . . . . . . . . . . . . . . . .             8,667              8,846            8,268
Advertising and public relations  . . . . . . . . . . . .             9,097              7,136            5,988
Other expense . . . . . . . . . . . . . . . . . . . . . .            18,606             17,949           16,566
                                                                -----------        -----------      -----------
   TOTAL OTHER OPERATING EXPENSE  . . . . . . . . . . . .           171,567            164,470          152,828
                                                                -----------        -----------      -----------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . .            93,854             59,784           42,310
Income tax expense  . . . . . . . . . . . . . . . . . . .            27,302             14,270           10,090
                                                                -----------        -----------      -----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .       $    66,552        $    45,514      $    32,220
                                                                ===========        ===========      ===========

NET INCOME PER SHARE:
   Primary  . . . . . . . . . . . . . . . . . . . . . . .       $      3.77        $      2.67      $      2.04
   Fully diluted  . . . . . . . . . . . . . . . . . . . .              3.77               2.63             1.93

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Primary  . . . . . . . . . . . . . . . . . . . . . . .        17,649,852         17,033,664       15,799,996
   Fully diluted  . . . . . . . . . . . . . . . . . . . .        17,649,852         17,465,282       17,442,388

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                     COMMON                            RETAINED
                                                                      STOCK            SURPLUS         EARNINGS
                                                                      -----            -------         --------
BALANCE, DECEMBER 31, 1990  . . . . . . . . . . . . . . .          $ 17,332           $129,139         $119,237
Net income for 1991 . . . . . . . . . . . . . . . . . . .                --                 --           32,220
Cash dividends declared ($.78 per share)  . . . . . . . .                --                 --          (12,323)
                                                                   --------           --------         --------
BALANCE, DECEMBER 31, 1991  . . . . . . . . . . . . . . .            17,332            129,139          139,134
Net income for 1992 . . . . . . . . . . . . . . . . . . .                --                 --           45,514
Cash dividends declared ($.80 per share)  . . . . . . . .                --                 --          (13,677)
Conversion of debentures into 1,642,242
   shares of common stock . . . . . . . . . . . . . . . .             1,804             22,094               --
Issuance of 160,468 shares of common stock
   under executive stock option plan  . . . . . . . . . .               176              2,301               --
Tax benefit from exercise of stock options  . . . . . . .                --                507               --
                                                                   --------           --------         --------
BALANCE, DECEMBER 31, 1992  . . . . . . . . . . . . . . .            19,312            154,041          170,971
Net income for 1993   . . . . . . . . . . . . . . . . . .                --                 --           66,552
Cash dividends declared ($.93 per share)  . . . . . . . .                --                 --          (16,417)
Issuance of 65,146 shares of common stock
   under executive stock option plan  . . . . . . . . . .                71                943               --
Tax benefit from exercise of stock options  . . . . . . .                --                415               --
                                                                   --------           --------         --------
BALANCE, DECEMBER 31, 1993  . . . . . . . . . . . . . . .          $ 19,383           $155,399         $221,106
                                                                   ========           ========         ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                     -----------------------
                                                                               1993          1992           1991
                                                                              ------        ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  66,552     $  45,514      $  32,220
Adjustments to reconcile net income to net cash provided
(used) by operating activities:
   Provision for possible loan losses . . . . . . . . . . . . . .            (16,000)       10,378         17,260
   Provision for possible losses on other real estate . . . . . .             (2,929)        1,183          2,174
   Provision for depreciation and amortization  . . . . . . . . .             24,091        20,014         19,289
   Provision for deferred income tax expense (benefit)  . . . . .              3,847         2,082         (1,911)
   Accretion of discount on investment securities, net  . . . . .             (1,278)       (3,598)       (13,872)
   Amortization of premium on securities available for sale, net               1,440            --             --
   Deferred loan fees and costs . . . . . . . . . . . . . . . . .             (2,943)       (2,126)        (1,319)
   Increase (decrease) in other liabilities . . . . . . . . . . .             (4,963)        2,728        (10,889)
   (Increase) decrease in other assets  . . . . . . . . . . . . .             (8,478)        6,985        (20,269)
   Net cash paid for loans held for sale  . . . . . . . . . . . .            (37,855)      (17,467)       (28,114)
   (Gain) loss on sale of investment securities . . . . . . . . .                 --           403         (1,231)
   (Gain) loss on sale of securities available for sale . . . . .                102          (346)            --
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .              2,379           (97)         1,001
                                                                           ---------     ---------      ---------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES  . . . . .             23,965        65,653         (5,661)
                                                                           ---------     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing bank balances   . . .            115,096       (85,372)        25,283
Proceeds from sales of investment securities  . . . . . . . . . .                 --        81,834        156,841
Proceeds from sales of securities available for sale  . . . . . .            454,696        37,242             --
Proceeds from maturities of investment securities   . . . . . . .            231,452       492,913        277,807
Proceeds from maturities of securities available for sale   . . .            319,016            --             --
Purchases of investment securities  . . . . . . . . . . . . . . .            (21,279)     (499,754)      (824,276)
Purchases of securities available for sale  . . . . . . . . . . .         (1,108,470)           --             --
Net increase (decrease) in Federal funds sold and securities
   purchased under agreements to resell . . . . . . . . . . . . .            236,370       (45,846)       (35,690)
Net (increase) decrease in loans  . . . . . . . . . . . . . . . .           (112,807)       61,137        219,775
Proceeds from sales of other real estate  . . . . . . . . . . . .             11,648         9,023         12,274
Purchases of bank premises and equipment  . . . . . . . . . . . .            (21,331)       (9,618)        (9,656)
Proceeds from sales of bank premises and equipment  . . . . . . .                 36           177            425
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --           550             --
                                                                           ---------     ---------      ---------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES  . . . . .            104,427        42,286       (177,217)
                                                                           ---------     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits   . . . . . . . . . . . . . .            (80,718)      (73,512)        65,737
Net increase (decrease) in Federal funds purchased, securities sold under agreements to repurchase, and other
   short-term borrowings                                                     (70,916)      (16,960)        87,895
Proceeds from exercise of stock options   . . . . . . . . . . . .              1,014         2,477             --
Cash dividends paid   . . . . . . . . . . . . . . . . . . . . . .            (15,783)      (12,974)       (12,323)
                                                                           ---------     ---------      ---------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  . . . . .           (166,403)     (100,969)       141,309
                                                                           ---------     ---------      ---------
      INCREASE (DECREASE) IN CASH AND DUE FROM BANKS  . . . . . .            (38,011)        6,970        (41,569)
   CASH AND DUE FROM BANKS AT BEGINNING OF YEAR . . . . . . . . .            331,905       324,935        366,504
                                                                           ---------     ---------      ---------
   CASH AND DUE FROM BANKS AT END OF YEAR   . . . . . . . . . . .          $ 293,894     $ 331,905      $ 324,935
                                                                           =========     =========      =========


INCOME TAXES:

The Company made income tax payments of $23.6 million, $13.6 million and $16.4 million during years ended December 31, 1993, 1992 and 1991, respectively.

INTEREST:

The Company paid $127.6 million, $162.0 million and $240.8 million in interest on deposits and other borrowing during the years ended December 31, 1993, 1992 and 1991, respectively.

CONVERTIBLE DEBT:

During 1992, $24.0 million of the Company's convertible subordinated debentures were redeemed for 1,642,242 shares of common stock.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES


NOTE 1 - BUSINESS, BASIS OF FINANCIAL STATEMENT PRESENTATION, ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

BUSINESS

The Company and its subsidiaries are engaged only in the general banking business and activities closely related to banking and provide these services primarily to customers in Mississippi and Louisiana through its banking subsidiaries. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of condition and the reported amounts of revenues and expenses for the years then ended. Actual results could differ significantly from those estimates.

         Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for possible loan losses and real estate owned,the Company obtains independent appraisals for significant properties.

         The Company believes that the allowances for possible loan losses and real estate owned are adequate. While the Company uses available information to recognize losses on loans and real estate owned, future adjustments to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for possible loan losses and real estate owned. Such agencies may require the Company to recognize adjustments to the allowances based on their judgments about information available to them at the time of their examination.

ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements of the Company include Deposit Guaranty National Bank (98%-owned subsidiary), G & W Life Insurance Co. (79%-owned subsidiary) and Commercial National Corporation (CNC) (a wholly-owned subsidiary). All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH FLOWS

For the purposes of the statements of cash flows, the Company considers only cash and amounts due from banks to be cash equivalents.

TRADING ACCOUNT SECURITIES

Trading account securities are carried at market. Gains or losses on trading account securities are reflected in other operating income.

SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES

Securities held which are available to be sold prior to maturity are classified as securities available for sale. These securities are stated at the lower of cost, adjusted for amortization of premiums and accretion of discounts using the interest method, or market value. Adjustments to market and gains or losses on the sale of these securities are classified as gains (losses) on securities available for sale in other operating income.

         Investment securities are securities which the Company has the positive intent and ability to hold to maturity. Investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts using the interest method.

         The amortization of premiums and discounts on mortgage-backed securities is periodically adjusted to reflect the actual prepayment experience of the underlying mortgage loans. Gains and losses on sales are computed based on the carrying value of the specific securities sold.

INTEREST AND FEES ON LOANS

Interest on loans is recognized based on the interest method. The recognition of interest is suspended (nonaccrual) on commercial loans when principal or interest is past due ninety days or more and collateral is inadequate to cover principal and interest or when, in the opinion of management, full collection is unlikely. Interest on such loans is subsequently recognized only in the period in which payments are received,and in certain situations, such payments are applied to reduce principal when loans are unsecured or collateral values are deficient. A nonaccrual loan is returned to accrual status provided all principal and interest amounts are reasonably assured of repayment within a reasonable period and the borrower has demonstrated sustained payment performance. Nonrefundable loan fees are deferred and recognized as income over the life of the loan as an adjustment of the yield. Commitment fees are deferred and recognized as noninterest income over the commitment period.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level considered adequate to provide for reasonably foreseeable potential losses on loans. The allowance is based on management's evaluation of the loan portfolio considering economic conditions, volume and composition of the loan portfolio, past experience and other relevant factors.

OTHER REAL ESTATE OWNED

Other real estate owned includes assets that have been acquired in satisfaction of debt or substantively repossessed (in-substance foreclosures). In-substance foreclosures include properties in the process of foreclosure and/or where the borrowers have effectively abandoned control of the properties.

         Other real estate owned is reported in other assets and is recorded at the lower of cost or estimated fair value less estimated costs to sell. Any valuation adjustments required prior to foreclosure are charged to the allowance for possible loan losses. Subsequent to acquisition, losses on the periodic revaluation of the property are charged to current period earnings as other operating expense. Costs of operating and maintaining the properties, net of related income and gains (losses) on their disposition, are charged to other operating expense as incurred. Expenditures to complete or improve properties are capitalized if the expenditures are expected to be recovered upon the ultimate sale of the property.

BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets. Any gain or loss resulting from disposition is included in other income. Expenditures for maintenance and repairs are charged against income and renewals and betterments are capitalized.

INTEREST RATE RELATED CONTRACTS

The Company periodically enters interest rate swaps, futures, options and forward contracts as part of its overall interest rate risk management strategy. Gains and losses on these contracts that qualify as hedges are treated in a manner consistent with the treatment of gains and losses on the instrument they are intended to hedge. Other such contracts are carried at market value and changes in market value are recognized currently in other operating income.

POSTRETIREMENT BENEFITS

Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which changes the method of accounting for postemployment health care and life insurance benefits from the pay-as-you-go (cash) basis to the full accrual method which recognizes the cost of providing the benefits over the active service period of the employee. As permitted by the Statement, the Company immediately recognized the postretirement benefit transition obligation. The cumulative effect of this change was to decrease net income by $1.3 million in 1992 and decrease both primary and fully diluted net income per share by $.08.

INCOME TAXES

The Company adopted SFAS No. 109, "Accounting for Income Taxes" as of January 1, 1993. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

         Pursuant to the deferred method under APB Opinion No. 11, which was applied in years prior to 1993, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

         Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109. The cumulative effect of this change in accounting for income taxes is a benefit of $657 thousand and an increase to both primary and fully diluted net income per share of $.04 and has been recorded in the 1993 tax expense.

NET INCOME PER SHARE

Primary net income per share is based on the weighted average number of shares outstanding during each year.

         Fully diluted net income per share is based on the assumed conversion of the previously redeemed convertible subordinated debentures into shares of common stock. This assumption gives effect to the elimination of interest expense on these debentures, less income tax effect.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the 1993 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits" in November 1992. SFAS No. 112 establishes standards for accounting and reporting the cost of benefits provided by an employer to its former or inactive employees after employment but before retirement. SFAS No. 112 will require an employer to recognize an obligation for such benefits if certain conditions are met. This Statement is effective for fiscal years beginning after December 15, 1993 and will have an immaterial impact on the consolidated financial statements.

         The Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" in May 1993. SFAS No. 114 requires a creditor to measure impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective interest rate. For purposes of this Statement, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994, and adoption is not expected to have a material impact on the consolidated financial statements.

         The Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in May 1993. SFAS No. 115 addresses the accounting and reporting for marketable equity securities and all debt securities. Those investments are to be classified into three categories and accounted for as follows: securities held-to-maturity reported at amortized cost; trading securities reported at fair value with unrealized gains and losses included in earnings; and securities available for sale reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

         SFAS No. 115 is effective for fiscal years beginning after December 15, 1993 and is required to be reflected prospectively. Under previously existing accounting literature, the Company currently classifies securities according to SFAS No. 115 and accounts for securities held-to-maturity and trading securities according to the Statement. Securities available for sale are currently accounted for at the lower of cost or market with aggregate unrealized losses, if any, included in earnings. With the adoption of SFAS No. 115,the Company will change the accounting for securities available for sale, and at December 31, 1993, had SFAS No. 115 been adopted, the impact on the consolidated statement of condition would have been to increase stockholders' equity by approximately $31.6 million, net of deferred income taxes.

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. The average amount of those reserves for the year ended December 31, 1993, was approximately $52 million.

NOTE 3 - ACQUISITIONS

On December 13, 1993, the Company commenced a tender offer for any and all outstanding shares of First Columbus Financial Corporation (FCFC) for $203.50 per share. When the tender offer closed in late January 1994, the Company had acquired the right to purchase approximately 99% of the shares. It is the intent of the Company to acquire FCFC and merge FCFC into the Company and FCFC's wholly owned subsidiary, First Columbus National Bank, into Deposit Guaranty National Bank. At December 31, 1993, FCFC had total assets of $209 million. The acquisition will be accounted for as a purchase and is subject to the approval of the Federal Reserve Board.

NOTE 4 - SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES

Effective October 1, 1992, securities which may be sold prior to maturity are classified as securities available for sale and are stated at the lower of amortized cost or aggregate market value. The amortized cost and estimated market value of securities available for sale follow (in thousands):

                                                     DECEMBER 31,
                                                     ------------
SECURITIES                                   GROSS            GROSS          ESTIMATED
AVAILABLE                   AMORTIZED      UNREALIZED       UNREALIZED        MARKET
FOR SALE                      COST            GAINS           LOSSES           VALUE
                            ---------      ----------       ----------       ---------
1993
U.S. Treasury
  and other U.S.
  Government
  agencies  . . . . .      $  793,043         $42,718          $  (492)    $   835,269
Obligations of
  states and
  political sub-
  divisions   . . . .             200              21               --             221
Mortgage-backed
  securities  . . . .         572,485           8,620             (475)        580,630
                           ----------         -------          -------         -------
                           $1,365,728         $51,359          $  (967)     $1,416,120
                           ==========         =======          =======      ==========

1992
U.S. Treasury
  and other U.S.
  Government
  agencies  . . . . .      $  758,785         $21,925          $(1,790)    $   778,920
Obligations of
  states and
  political sub-
  divisions   . . . .           3,737             141              --            3,878
Mortgage-backed
  securities  . . . .         268,120           8,899             (104)        276,915
                           ----------         -------          -------      ----------
                           $1,030,642         $30,965          $(1,894)     $1,059,713
                           ==========         =======          =======      ==========


         The amortized cost and estimated market value of securities available for sale at December 31, 1993, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                DECEMBER 31, 1993
                                                -----------------
                                                             ESTIMATED
SECURITIES AVAILABLE                        AMORTIZED         MARKET
FOR SALE                                      COST             VALUE
                                            ---------        ---------
Due after one year through
  five years  . . . . . . . . . . .       $   428,032      $   453,211
Due after five years through
  ten years   . . . . . . . . . . .           365,011          382,058
Due after ten years . . . . . . . .               200              221
                                           ----------       ----------
                                              793,243          835,490
                                           ----------       ----------
Mortgage-backed securities  . . . .           572,485          580,630
                                           ----------       ----------
                                           $1,365,728       $1,416,120
                                           ==========       ==========

         Gross gains of $1.1 million and $1.3 million and gross losses of $1.2 million and $1.0 million were realized on sales of securities available for sale in 1993 and 1992, respectively.

         The amortized cost and estimated market value of investment securities follow (in thousands):



                                                    DECEMBER 31,
                                                    ------------
                                             GROSS            GROSS            ESTIMATED
INVESTMENT                  AMORTIZED      UNREALIZED       UNREALIZED          MARKET
SECURITIES                     COST           GAINS           LOSSES             VALUE
                            ---------      ----------       ----------          ------
1993
U.S. Treasury
  and other U.S.
  Government
  agencies  . . . .        $   60,434       $   9,160         $     (2)      $  69,592
Obligations of
  states and
  political sub-
  divisions   . . .           109,495          13,084               (1)        122,578
Mortgage-backed
  securities  . . .           137,356          11,343              (24)        148,675
Other
  securities  . . .             9,573              35               (2)          9,606
                            ---------        --------          -------        --------
                            $ 316,858        $ 33,622          $   (29)       $350,451
                            =========        ========          =======        ========


1992
U.S. Treasury
   and other U.S.
   Government
   agencies   . . .        $   87,943       $   7,657        $      (1)      $ 95,599
Obligations of
  states and
  political sub-
  divisions   . . .           120,391          11,747              (64)       132,074
Mortgage-backed
  securities  . . .           306,492          16,331              (53)       322,770
Other
  securities  . . .            12,803              63               (1)        12,865
                            ---------        --------          -------       --------
                            $ 527,629        $ 35,798          $  (119)      $563,308
                            =========        ========          =======       ========

         The amortized cost and estimated market value of investment securities at December 31, 1993, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 DECEMBER 31, 1993
                                                 -----------------
                                                             ESTIMATED
INVESTMENT                                  AMORTIZED         MARKET
SECURITIES                                    COST              VALUE
                                            ---------        ---------
Due in one year or less . . . . . . . .     $  21,134        $  21,393
Due after one year through
  five years  . . . . . . . . . . . . .        42,282           44,609
Due after five years through
  ten years   . . . . . . . . . . . . .        58,391           68,744
Due after ten years . . . . . . . . . .        57,695           67,030
                                             --------         --------
    . . . . . . . . . . . . . . . . . .       179,502          201,776
Mortgage-backed securities  . . . . . .       137,356          148,675
                                             --------         --------
                                             $316,858         $350,451
                                             ========         ========

         Gross gains of $908 thousand and gross losses of $1.3 million were realized on sales of investment securities in 1992. No sales of investment securities took place subsequent to reclassification of certain securities as available for sale on October 1, 1992. Gross gains of $3.2 million and gross losses of $2.0 million were realized on sales of investment securities in 1991.

         Securities available for sale and investment securities with a carrying amount of $846.4 million (market value $889.9 million) at December 31, 1993, and $865.3 million (market value $907.3 million) at December 31, 1992, were pledged to secure public and trust deposits, for repurchase agreements,and for other purposes.


NOTE 5 - LOANS

The Company makes commercial, financial, agribusiness, real estate and consumer loans to customers. Although the Company has a diversified loan portfolio, a substantial portion of its loan portfolio is concentrated in the states of Mississippi and Louisiana. The loan portfolio also includes loans held for sale at December 31, 1993 and 1992 of $136.7 million and $98.9 million, respectively. The Company services mortgage loans for others and at December 31, 1993, 1992 and 1991 the loan servicing portfolio approximated $1.7 billion, $1.6 billion and $1.4 billion, respectively. The composition of the loan portfolio follows (in thousands):

                                                   DECEMBER 31,
                                                   ------------
                                              1993             1992
                                          -----------      -----------
Commercial, financial
  and agricultural  . . . . . . . .        $  712,522       $  757,582
Real estate - construction  . . . .            70,506           81,320
Real estate - mortgage  . . . . . .         1,051,752          929,966
Consumer  . . . . . . . . . . . . .           604,261          523,322
                                           ----------       ----------
Total loans . . . . . . . . . . . .        $2,439,041       $2,292,190
                                           ==========       ==========

         In the ordinary course of business, the Company makes loans to its directors and principal officers of its subsidiaries, as well as other related parties. In the opinion of management, such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. A summary of changes in such loans during 1993 follows (in thousands):

Balance at January 1  . . . . . . . . .     $  67,401
Additions . . . . . . . . . . . . . . .       316,782
Reductions (including
  participations sold)  . . . . . . . .      (325,833)
                                            ---------
Balance at December 31  . . . . . . . .     $  58,350
                                            =========

         Transactions in the allowance for possible loan losses follow (in thousands):

                                                1993             1992            1991
                                               ------           ------          ------
Balance at January 1                         $ 74,856         $ 87,493        $ 88,862
Recoveries on
  loans previously
  charged-off   . . . . . . . . . .            13,318           10,893          12,306
Loans charged-off . . . . . . . . .           (10,142)         (33,908)        (30,935)
                                             --------         --------        --------
Net recoveries
  (charge-offs)   . . . . . . . . .             3,176          (23,015)        (18,629)
Provision for
  possible loan losses  . . . . . .           (16,000)          10,378          17,260
                                             --------         --------        --------
Balance at December 31  . . . . . .          $ 62,032         $ 74,856        $ 87,493
                                             ========         ========        ========


         Loans on a nonaccrual status amounted to approximately $30.4 million at December 31, 1993, and $39.5 million at December 31, 1992. The effect of nonaccrual loans was to reduce net income by approximately $1.8 million in 1993, $3.9 million in 1992, and $6.6 million in 1991. Restructured loans were not significant in 1993, 1992, or 1991.

         Other real estate owned amounted to approximately $13.3 million at December 31, 1993 and $17.3 million at December 31, 1992. Transactions in the allowance for possible losses on other real estate follow (in thousands):

                                                1993              1992           1991
                                               ------            -----          ------
Balance at January 1  . . . . . . .          $  3,833         $  5,779        $  5,107
Provision charged to expense  . . .            (2,929)           1,183           2,174
Gains (losses) on sale, net . . . .               301           (3,129)         (1,502)
                                             --------         --------        --------
Balance at December 31  . . . . . .          $  1,205         $  3,833        $  5,779
                                             ========         ========        ========


NOTE 6 - BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment follows (in thousands):

                                                     December 31,
                                                     ------------
                                                1993             1992
                                               ------           ------
Land  . . . . . . . . . . . . . . .         $  20,568        $  18,807
Buildings and leasehold
  improvements  . . . . . . . . . .           135,584          130,731
Furniture and equipment . . . . . .            90,476           83,715
                                            ---------        ---------
                                              246,628          233,253
Less: Accumulated depreciation
  and amortization  . . . . . . . .          (121,122)        (115,550)
                                            ---------        ---------
Bank premises and equipment, net  .         $ 125,506        $ 117,703
                                            =========        =========


NOTE 7 - LEASES

Operating leases (primarily for branch bank space) expire at various dates. Most of these leases may be renewed beyond their present expiration dates. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1993, follow (in thousands):

1994  . . . . . . . . . . . . . . . . . . . . $   952
1995  . . . . . . . . . . . . . . . . . . . .     692
1996  . . . . . . . . . . . . . . . . . . . .     606
1997  . . . . . . . . . . . . . . . . . . . .     412
1998  . . . . . . . . . . . . . . . . . . . .     322
Thereafter  . . . . . . . . . . . . . . . . .   1,908
                                               ------
Total minimum lease payments  . . . . . . . .  $4,892
                                               ======

         At December 31, 1993, subleases for office space expiring at various dates through 2003 with an average term of approximately two years require total minimum rentals of approximately $11.9 million. Most of these subleases may be renewed beyond their present expiration dates.

         Rental expense of $4.2 million in 1993, $3.9 million in 1992, and $4.3 million in 1991 included amounts for short-term cancelable leases and minimum rentals under operating leases.


NOTE 8 - INCOME TAXES

The Company adopted SFAS No. 109, "Accounting for Income Taxes" as of January 1, 1993. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109. The cumulative effect of this change in accounting for income taxes is a benefit of $657 thousand and is included in income tax expense in the 1993 consolidated statement of earnings. In addition, an $11 million tax benefit was allocated to goodwill and other noncurrent intangible assets as a result of adjustments for a prior purchase business combination.

         Total income tax expense for the year ended December 31, was allocated as follows:

Income before income taxes  . . . . . . . . . . . .           $ 27,302
Other noncurrent intangible assets, for
  recognition of acquired tax benefits
  that previously were included in the
  valuation allowance   . . . . . . . . . . . . . .               (550)
Stockholders' equity, for compensation expense
  for tax purposes in excess of amount
  recognized for financial reporting purposes . . .               (415)
                                                              --------
                                                              $ 26,337
                                                              ========

         The current and deferred components of income tax expense follow (in thousands):

                                                 1993            1992            1991
                                                -----           ------          ------
Current
  Federal   . . . . . . . . . . . .           $21,913          $11,951         $11,252
  State   . . . . . . . . . . . . .             1,542              237             749
Deferred
  Federal   . . . . . . . . . . . .             6,668            1,812          (1,735)
  State   . . . . . . . . . . . . .            (2,821)             270            (176)
                                              -------          -------         -------
                                              $27,302          $14,270         $10,090
                                              =======          =======         =======

         The differences between the income tax expense shown on the consolidated statements of earnings and the amounts computed by applying the Federal income tax rate of 35% in 1993 and 34% in 1992 and 1991, to income before income taxes follow (in thousands):

                                                1993             1992            1991
                                               ------           ------          ------
Amount computed at Federal
  tax rates   . . . . . . . . . . .           $32,849          $20,327         $14,385
Increases (decreases):
  Cash surrender value of
    life insurance  . . . . . . . .            (1,057)          (1,001)           (881)
  Tax exempt interest
    income  . . . . . . . . . . . .            (4,106)          (4,962)         (6,502)
  Amortization of intan-
    gible assets  . . . . . . . . .                --              867             864
  Alternative minimum tax
    provision (benefit)   . . . . .                --           (2,500)             56
  State income taxes, net   . . . .               721              335             378
  Cumulative effect of
    change in accounting
    for income taxes  . . . . . . .              (657)             --               --
  Adjustment to deferred tax
    assets and liabilities
    for enacted change in
    tax rates   . . . . . . . . . .            (1,049)              --              --
  Increase in beginning-of-
    year balance of
    valuation allowance
    for impact of enacted
    change in tax rates   . . . . .               117              --               --
  Other, net  . . . . . . . . . . .               484            1,204           1,790
                                              -------          -------         -------
                                              $27,302          $14,270         $10,090
                                              =======          =======         =======

         The significant components of deferred income tax expense in 1993 follow (in thousands):

Deferred tax expense (exclusive of the
  effects of other components listed below) . . . . . . .      $ 5,436
Adjustment to deferred tax assets and liabilities
  for enacted change in tax rates   . . . . . . . . . . .       (1,049)
Increase in beginning-of-year balance of
  valuation allowance for impact of
  enacted change in tax rates   . . . . . . . . . . . . .          117
Cumulative effect of change in accounting
  for income taxes  . . . . . . . . . . . . . . . . . . .         (657)
                                                               -------
                                                               $ 3,847
                                                               =======

         The sources of timing differences and the resulting deferred tax expense (benefit) in 1992 and 1991 follow (in thousands):

                                                1992             1991
                                               ------           ------
Provision for possible
  loan losses   . . . . . . . . . .            $2,731          $  (689)
Depreciation expense  . . . . . . .               (15)             121
Deferred compensation . . . . . . .              (477)            (618)
Lease income  . . . . . . . . . . .              (598)            (759)
Post retirement
  benefits    . . . . . . . . . . .              (433)              --
Other real estate   . . . . . . . .               472              275
Other, net  . . . . . . . . . . . .               402             (241)
                                               ------          -------
                                               $2,082          $(1,911)
                                               ======          =======

         Total income taxes resulting from securities transactions included a benefit of $36 and $19 thousand in 1993 and 1992, and a provision of $419 thousand in 1991.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at December 31, 1993 are as follows (in thousands):

         DEFERRED TAX ASSETS:
         Allowance for possible loan losses   . . .            $25,194
         Other real estate owned  . . . . . . . . .              1,064
         Deferred compensation  . . . . . . . . . .              7,329
         Purchased mortgage servicing rights  . . .              3,101
         Net operating loss carryforwards   . . . .              1,134
         Investment tax credit carryforwards    . .              2,965
         Other  . . . . . . . . . . . . . . . . . .              4,690
                                                               -------
           Total gross deferred tax assets  . . . .             45,477
           Less valuation allowance   . . . . . . .             (3,532)
                                                               -------
           Net deferred tax assets  . . . . . . . .             41,945
                                                               -------

         DEFERRED TAX LIABILITIES:
         Bank premises and equipment  . . . . . . .              2,310
         Pension plan   . . . . . . . . . . . . . .              4,220
         Leveraged leases   . . . . . . . . . . . .              1,477
         Core deposit intangibles   . . . . . . . .              4,027
         State income taxes   . . . . . . . . . . .                907
         Other  . . . . . . . . . . . . . . . . . .              1,585
                                                               -------
           Total gross deferred tax liabilities   .             14,526
                                                               -------
           Net deferred tax asset   . . . . . . . .            $27,419
                                                               =======

         The valuation allowance for the gross deferred tax assets as of January 1, 1993 was $3.98 million. The net change in the total valuation allowance for the year ended December 31, 1993 was a decrease of $450 thousand. Of this amount, a decrease of $567 thousand is due to the utilization of net operating loss carryforwards and an increase of $117 thousand is due to the impact of an enacted change in tax rates. Subsequently recognized tax benefits relating to the valuation allowance for the gross deferred tax assets as of December 31, 1993 will be allocated to other noncurrent intangible assets.

         At December 31, 1993, the Company had net operating loss carryforwards for federal income tax purposes of $3.2 million which are available to offset Commercial's future federal taxable income, if any, through 1995. The Company also has investment tax credit carryforwards for federal income tax purposes of approximately $3.0 million which are available to reduce Commercial's future federal income taxes,if any, through 2001.

         The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income of approximately $72 million principally through the year ended December 31, 2000. Taxable income for the years ended December 31, 1993, 1992 and 1991 was $69 million, $36 million and $16 million, respectively. Based upon the level of historical taxable income and anticipated future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1993.


NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has the following employee benefit plans:

   -- A defined benefit pension plan based upon age, length of employment and hours of service covering substantially all employees;

   --    A retirement savings plan covering substantially all employees;

   --    Deferred compensation and stock plans covering certain key executives;
         and

   -- An employee stock purchase plan available to all full-time employees who have attained legal majority and have two years of continuous service.


         Employee benefit expenses (income) related to these plans follow (in thousands):

                                                1993             1992            1991
                                               ------           ------          ------
Pension plan  . . . . . . . . . . .           $(2,001)          $ (388)         $   60
Retirement savings plan . . . . . .             2,233            1,942           1,872
Deferred compensation plan  . . . .             4,662            1,603           1,279
Other plans . . . . . . . . . . . .               265              705             677
                                              -------           ------          ------
                                              $ 5,159           $3,862          $3,888
                                              =======           ======          ======

         Benefits under the defined benefit pension plan are based on years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute an amount which will satisfy the minimum funding requirements of ERISA and will not exceed the maximum tax-deductible amount allowed by the IRS. The annual contribution is determined by an enrolled actuary and incorporates benefits earned to date and in the future.

         The following table sets forth the plan's funded status and amount recognized in the Company's consolidated statements of condition (in thousands):

                                                    DECEMBER 31,
                                                    ------------
                                                1993             1992
                                               ------           ------
Actuarial present value of
  benefit obligations:
    Accumulated benefit
      obligation, including
      vested benefits of
      $67,881 in 1993 and
      $54,435 in 1992   . . . . . .          $ 69,218          $55,797
                                             ========          =======

    Projected benefit obligation
      for service rendered to date           $ 79,432          $72,198
Plan assets at fair value, primarily
  corporate securities  . . . . . .           100,593           97,063
                                             --------          -------

Plan assets in excess of projected
  benefit obligation  . . . . . . .            21,161           24,865
Unrecognized net gain from
  past experience different
  from that assumed   . . . . . . .            (5,928)         (11,137)
Prior service cost not yet
  recognized in net
  periodic pension cost   . . . . .               463              515
Unrecognized net asset, net of
  amortization over a fifteen-
  year period   . . . . . . . . . .            (3,836)          (4,384)
                                             --------         --------
Prepaid pension cost  . . . . . . .          $ 11,860         $  9,859
                                             ========         ========


         Net pension cost (benefit) included the following components (in thousands):

                                                1993             1992            1991
                                               ------           ------          ------
Service cost - benefits
  earned during the
  period  . . . . . . . . . . . . .           $ 2,221          $ 2,729        $  2,317
Interest cost on projected
  benefit obligation    . . . . . .             5,560            5,562           5,151
Actual return on plan assets  . . .            (8,566)          (8,084)        (16,251)
Net amortization and deferral . . .            (1,216)            (595)          8,843
                                              -------          -------        --------
Net periodic pension cost
  (benefit)   . . . . . . . . . . .           $(2,001)         $  (388)       $     60
                                              =======          =======        ========


         The weighted average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.5% in 1993 and 8.5% in 1992. The rate of increase in future compensation was 5.0% in 1993 and 6.0% in 1992. The expected long-term rate of return on plan assets was 9.0% in 1993 and 1992.

         Under the retirement savings plan, the Company contributes an amount equal to 2% of each participant's base salary to the plan. A participant, in addition, may elect to contribute up to 5% of base salary to the plan. The Company contributes an additional amount to the plan equal to 50% of the participant's contribution.

         Participants of the deferred compensation plan can defer a portion of their compensation for payment after retirement or termination of employment. Life insurance contracts have been purchased which may be used to fund payments under the plan.

         The incentive stock plan includes the granting of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock awards. Stock options are granted at a price equal to the market value of the stock at the date of grant and are exercisable for a period not to exceed ten years from the date of grant. The maximum number of shares subject to the plan is 955 thousand. In calculating net income per share, the dilutive effect of the options outstanding was not considered material.

         The following table summarizes the Company's option activity (in thousands):


                                                 1993             1992            1991
                                                 ----             ----            ----
Options outstanding at
  beginning of year   . . . . . . .               395              477             393
Options issued  . . . . . . . . . .                70              100              84
Options exercised and expired . . .               (88)            (182)             --
                                                  ---             ----            ----
Options outstanding at
  end of year   . . . . . . . . . .               377              395             477
                                                  ===             ====             ===

         All options are nonqualified stock options. The exercise prices of the options are $27.25, $18.875, and $13.875 per share for options issued in 1993, 1992 and 1991, respectively. As a part of the acquisition of CNC, the Company agreed to assume the outstanding options of certain key officers and to convert those options into 22 thousand options of the Company. The exercise prices of these options are $19.63 and $15.71 per share for 16 thousand and 6 thousand options, respectively.

         Participants in the employee stock purchase plan may contribute up to 5% of their base salary. The Company's contribution to each participant's account is 25% of the participant's contribution. Common stock of the Company is purchased for the plan on the open market.

         The Company also provides certain health care and life insurance benefits for retired employees. For those employees who have retired and active employees eligible to retire, as of January 1, 1993, the Company shares in the cost of these benefits. Employees eligible to retire are those age 55 with 10 years of service. The Company pays 50% of the cost of these benefits for the retiree and covered spouse until the retiree becomes Medicare eligible (age
65). After the retiree attains age 65, the retiree pays the full cost of these benefits. Active employees not eligible to retire before January 1, 1993, pay the full cost of coverage for these benefits at retirement. The plan is unfunded.

         Effective January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which changes the method of accounting for postemployment health care and life insurance benefits from the pay-as-you-go (cash) basis to the full accrual method which recognizes the cost of providing the benefits over the active service period of the employee. As permitted by the Statement, the Company immediately recognized the postretirement benefit transition obligation.

         The following table sets forth the amount recognized in the Company's consolidated statements of condition (in thousands):


                                                                     December 31,
                                                                ----------------------
                                                                 1993            1992
                                                                ------          ------
Accumulated postretirement benefit obligation:
  Retired participants    . . . . . . . . . . . .              $   984          $1,421
  Fully eligible active plan participants . . . .                  934             479
  Other active plan participants  . . . . . . . .                  211             --
                                                                ------         -------
                                                                 2,129           1,900
                                                                ======          ======

Unrecognized net loss from past
  experience different from that
  assumed and from changes in
  actuarial assumptions   . . . . . . . . . . . .                  (74)             --
                                                                ------         -------
Accrued postretirement benefit cost . . . . . . .               $2,055          $1,900
                                                                ======          ======

         Net periodic postretirement benefit cost included the following components (in thousands):

                                                    1993            1992
                                                   ------          ------
Service cost - benefits earned
  during the period   . . . . . . . . . . .        $   16         $    --
Interest costs on projected benefit
  obligation  . . . . . . . . . . . . . . .           153             156
Implementation obligation . . . . . . . . .            --           1,963
                                                  -------          ------
Net periodic postretirement benefit cost  .        $  169          $2,119
                                                   ======          ======

         The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1993 and 8.5%in 1992. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 13.2% in 1993 and 14.0% in 1992, graded down to 12.4% in 1994 and graded down each year to an ultimate rate of 6% in 2007. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1993, would be increased by 2.4%. The effect of this change on the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1993 would be an increase of 2.3%.

NOTE 10 - OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby and commercial letters of credit, securities lent, futures and forward contracts, interest rate swap agreements and options written. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For securities lent, futures and forward contracts, interest rate swap agreements and options written, the contract or notional amounts do not represent exposure to credit loss. Credit risk for those instruments is controlled by limits and monitoring procedures.

         At December 31, 1993, the financial instruments whose contract amounts represent credit risk and those whose notional or contract amounts exceed the amount of on-balance sheet credit risk are as follows (in thousands):

                                                           Contract or
                                                         Notional Amount
                                                         ---------------
Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit    . . . . . . . .           $890,657
    Standby letters of credit   . . . . . . . . . .             68,562
    Commercial letters of credit  . . . . . . . . .              9,806
Financial instruments whose notional or
  contract amounts exceed the amount
  of credit risk:
    Interest rate swap agreements   . . . . . . . .            465,000
    Securities lent   . . . . . . . . . . . . . . .            500,000
    Forward contracts   . . . . . . . . . . . . . .            130,250
    Commitments to purchase securities  . . . . . .             17,405
    Commitments to sell securities  . . . . . . . .             16,320

         Commitments to extend credit are agreements to lend money with fixed expiration dates or other termination clauses. The Company periodically reassesses the customers' creditworthiness through ongoing credit reviews. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral is obtained based on the Company's assessment of the customer's creditworthiness.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk and collateralization policy involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.

         The Company issues commercial letters of credit which are short-term commitments used to finance commercial contracts for the shipment of goods. Under these instruments, the Company substitutes its own creditworthiness for that of the customer by committing to pay a third party under certain contractual conditions. These instruments are collateralized by the goods being shipped.

         Securities lending involves transactions in which two parties simultaneously lend securities of varying grades to each other, agreeing to return these same securities at a future date. Collateral guidelines require the lender of the relative lesser grade securities to deliver, through a tri-party custodian, securities exceeding 102% of the market value of the securities received by such lender. In order to reduce market risk, the securities, both loaned and received, are marked-to-market daily by the custodian. The process can be terminated daily, so there is no term exposure. Furthermore, since this is a securities loan, the Company retains ownership of its loaned securities under this program.

         Commitments to purchase and sell securities, futures and forward contracts are contracts for delayed delivery of securities, foreign currencies or money market instruments in which the seller agrees to make delivery of a specified instrument at a specified future date, at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in interest rate and securities values. Since the company intends to offset or close out open positions prior to settlement, the total contract amounts of futures and forward contracts represent the extent of the Company's involvement and the Company is subject only to the change in value of the instruments. Future contracts settle in cash daily, therefore there is minimal risk to the Company.

         Interest rate swap agreements are entered into by the Company primarily to manage interest rate exposure. These are contractual agreements between counterparties to exchange interest streams based on notional principal amounts over a set period of time. Interest rate swap agreements normally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The notional or principal amount does not represent an amount at risk, but is used only as a basis for determining the actual cash flows related to the interest rate contracts. Market risk, due to potential fluctuations in interest rates, is inherent in swap agreements. The aggregate estimated cost of replacement (the cost of replacing an existing contract if the counterparty defaults) of all interest rate swap contracts was $1.8 million as of December 31, 1993.

         The Company's subsidiary, Commercial National Bank (CNB), is a defendant in litigation arising out of a Louisiana Housing Finance Agency Municipal Bond Issue. CNB was trustee for the issue and, in general, it is claimed that fraud was practiced on the bondholders in that the proceeds of the issue were not used for the purpose stated in the official statement. Additionally, the claim alleges conspiracy and improper conduct concerning
CNB's role as trustee. In addition, some of the codefendants of CNB have asserted claims against CNB for contribution in the event those defendants are found to be liable to plaintiff. Likewise, CNB has asserted contribution claims against its codefendants. Although the litigation currently involves only one bondholder, certification as a class action suit has been requested. The claims do not specify damages, but involve a $150 million bond issue. While the ultimate outcome of the lawsuit at this time cannot be predicted with certainty, management believes that CNB has good and meritorious defenses and should prevail.

         The Company's subsidiary, Deposit Guaranty National Bank (DGNB), is a defendant in two cases, in which the allegations are substantially the same. The plaintiffs in both cases are some of the beneficiaries of the same trust and DGNB is the trustee of the trust. The plaintiffs claim that DGNB was negligent in its dealings with the trust property, breached its trust duties by allegedly abusing its discretion and negligently handling trust assets, engaged in self dealing, and was grossly negligent in its handling of the trust. Both cases seek $180 million as actual damages for waste of trust assets and loss of profits, $180 million as punitive damages, and attorney fees and court costs. While the ultimate outcome of the lawsuits cannot be predicted with certainty, management believes that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial statements.

         In addition, the Company is subject to numerous other pending and threatened legal actions arising in the normal course of business and management believes that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial statements.

NOTE 11 - EQUITY RESTRICTIONS

The banking subsidiaries of the Company are subject to certain regulations controlling national banks that restrict the amount of dividends that may be distributed and the amount of loans that may be made by the banks to the parent.

         Dividends paid by the Company are substantially provided from dividends received from the banking subsidiaries. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.
The subsidiary banks have available for payment of dividends in 1994, without prior regulatory approval, $90.5 million plus their net profits for 1994.

         The banking subsidiaries of the Company are limited in the amount they may lend to the Company to 10% of the banks' capital stock and surplus. At December 31, 1993, the banks could lend the Company a maximum of approximately $22.2 million in aggregate. Such loans are required to be on a fully secured basis.

NOTE 12 - STOCK SPLIT

The Company declared a two-for-one stock split payable on December 14, 1992. All shares outstanding and per share results are calculated assuming the split occurred at the beginning of the earliest period presented.

NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Because no market exists for a significant portion of the financial instruments, fair value estimates are based on judgment regarding future expected loss experience, current economic conditions, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.
Changes in assumptions significantly affect the estimates and as such,the derived fair value may not be indicative of the value negotiated in an actual sale and may not be comparable for the Company versus other financial institutions.

         In addition, the fair value estimates are based on existing on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has significant fee generation businesses that are not considered financial instruments and their value has not been incorporated into the fair value estimates. Significant assets that are not considered financial assets include trust services, the mortgage banking operation, brokerage network, deferred tax assets, bank premises and equipment, core deposit intangibles and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Fair value estimates, methods, and assumptions are set forth below.

         CASH AND SHORT-TERM INVESTMENTS: The carrying amount is a reasonable estimate of fair value for cash, interest-bearing bank balances, federal funds sold and securities purchased under agreements to resell due to the maturity of those instruments being less than six months.

         TRADING ACCOUNT SECURITIES: The carrying amount of trading account securities is fair value which is based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES: Fair values for securities available for sale and investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         LOANS: The fair values are estimated for portfolios of loans with similar characteristics. Loans are segregated by type such as commercial taxable and nontaxable, residential mortgage and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

         The fair value of performing adjustable-rate loans is the carrying value adjusted for the discounted value of the expected future loan losses. The fair value of performing fixed-rate loans is calculated by discounting cash flows based on estimated scheduled maturities reduced by expected future loan losses. The discount rate is estimated using the rate currently offered for similar loans with similar maturities. The fair value of residential mortgage loans is based on quoted market prices.

         The fair value of nonperforming loans is calculated by discounting expected cash flows as projected based on historical cash flows of such nonperforming loans adjusted for expected loan losses. The discount rate is estimated using the rates currently offered for acceptable credit quality loans with similar maturities.

         DEPOSITS: The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits and savings accounts, is equal to the amount payable on demand at December 31, 1993 which is also their carrying amount. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.

         SHORT-TERM BORROWINGS: The carrying amounts of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximate their fair values due to the short maturity of those instruments.

         OFF-BALANCE SHEET ACTIVITIES: The fair value of commercial commitments to extend credit and letters of credit is the remaining unamortized amount of the prepaid fee charged to enter into the agreement or the discounted cash flows of estimated fees that will be charged over the life of the agreement taking into account the remaining terms of the agreements and counterparties credit standing. The fair value of residential mortgage lending commitments is based on quoted market prices considering expected funding, the contractual interest rates and current market rates. The fair value of forward contracts, interest rate swap agreements and commitments to purchase and sell securities are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

         The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                    DECEMBER 31,
                                                    ------------
                                             CARRYING          FAIR
                                              AMOUNT           VALUE
                                             --------          -----
1993
Financial assets:
  Cash and short-term
    investments   . . . . . . . . .       $   572,034      $   572,034
  Trading account securities  . . .               596              596
  Securities available for sale   .         1,365,728        1,416,120
  Investment securities   . . . . .           316,858          350,451
  Loans   . . . . . . . . . . . . .         2,356,553        2,370,921
Financial liabilities:
  Deposits  . . . . . . . . . . . .         3,921,141        3,982,398
  Short-term borrowings   . . . . .           509,496          509,496
Other financial instruments:
  Commitments to extend credit  . .            (1,272)          (3,954)
  Letters of credit   . . . . . . .                --             (877)
  Interest rate swap agreements   .               (66)           1,223
  Forward contracts   . . . . . . .                --              183
  Commitments to purchase
    securities  . . . . . . . . . .                --               (7)
  Commitments to sell securities  .                --               26

1992
Financial assets:
  Cash and short-term
    investments   . . . . . . . . .       $   961,511      $   961,511
  Trading account securities  . . .             2,426            2,426
  Securities available for sale   .         1,030,642        1,059,713
  Investment securities   . . . . .           527,629          563,308
  Loans   . . . . . . . . . . . . .         2,167,458        2,201,838
Financial liabilities:
  Deposits  . . . . . . . . . . . .         4,001,969        4,057,964
  Short-term borrowings   . . . . .           580,412          580,412
Other financial instruments:
  Commitments to extend credit  . .              (772)          (3,425)
  Letters of credit   . . . . . . .                --             (865)
  Futures and forward contracts   .            (1,331)          (1,331)
  Options written   . . . . . . . .               (38)             (38)

NOTE 14 - DEPOSIT GUARANTY CORP. (PARENT COMPANY ONLY) FINANCIAL INFORMATION STATEMENTS OF CONDITION (in Thousands)



                                                     December 31,
                                                     ------------
                                                1993             1992
                                               ------           ------
ASSETS
Cash on deposit with subsidiary bank  .    $    4,083       $    9,390
Securities purchased from subsidiary
  bank under agreements to resell   . .        16,086               --
Investment in subsidiaries:
  Bank subsidiaries   . . . . . . . . .       370,369          318,331
  Nonbank subsidiaries  . . . . . . . .         4,866           10,622
Notes receivable from nonbank
  subsidiaries                                    930               --
Cash dividends receivable from
  subsidiary bank   . . . . . . . . . .         4,583            3,883
Other assets  . . . . . . . . . . . . .        19,469           23,405
                                           ----------       ----------
  TOTAL ASSETS  . . . . . . . . . . . .    $  420,386       $  365,631
                                           ==========       ==========
LIABILITIES
Cash dividends payable  . . . . . . . .    $    4,417       $    3,782
Other liabilities . . . . . . . . . . .        20,081           17,525
                                           ----------       ----------
  TOTAL LIABILITIES   . . . . . . . . .        24,498           21,307
                                           ----------       ----------
STOCKHOLDERS' EQUITY  . . . . . . . . .       395,888          344,324
                                           ----------       ----------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY  . . . . . . .     $ 420,386        $ 365,631
                                            =========        =========




STATEMENTS OF EARNINGS
(in THOUSANDS)

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                1993             1992            1991
                                               ------           ------          ------
INCOME
Cash dividends from
  bank subsidiaries   . . . . . . . . .       $16,521          $13,543         $26,880
Consultant and management
  fees from subsidiaries  . . . . . . .        25,939           24,572          24,454
Interest income from
  subsidiaries  . . . . . . . . . . . .           132               11              32
Other . . . . . . . . . . . . . . . . .         2,299            1,193             111
                                              -------          -------        --------
  TOTAL INCOME  . . . . . . . . . . . .        44,891           39,319          51,477
                                              -------          -------        --------
EXPENSES
Interest expense  . . . . . . . . . . .            --              563           2,430
Salaries and employee benefits  . . . .        19,659           15,052          12,776
Other expenses  . . . . . . . . . . . .        13,003           12,279          14,928
                                              -------          -------        --------
  Total expenses  . . . . . . . . . . .        32,662           27,894          30,134
                                              -------          -------        --------
INCOME BEFORE INCOME TAXES AND
  EQUITY IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES   . . . . . . . . . .        12,229           11,425          21,343
Income tax benefit  . . . . . . . . . .         3,040              785           2,058
                                              -------          -------        --------
INCOME BEFORE EQUITY IN
  UNDISTRIBUTED INCOME
  OF SUBSIDIARIES   . . . . . . . . . .        15,269           12,210          23,401
Equity in undistributed
  income (loss) of subsidiaries:
  Bank subsidiaries   . . . . . . . . .        52,039           32,504          19,597
  Nonbank subsidiaries  . . . . . . . .          (756)             800         (10,778)
                                              -------          -------        --------
NET INCOME  . . . . . . . . . . . . . .       $66,552          $45,514         $32,220
                                              =======          =======        ========




STATEMENTS OF CASH FLOWS
(in THOUSANDS)


                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                1993             1992            1991
                                               ------           ------          ------
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . .       $66,552          $45,514         $32,220
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Provision for depreciation
      and amortization  . . . . . . . .         2,861            2,804           2,934
    Increase (decrease) in
      other liabilities   . . . . . . .         2,971           14,217            (653)
    Decrease (increase) in
      other assets  . . . . . . . . . .         8,501          (15,545)         (1,124)
    Equity in undistributed
      income of
      subsidiaries  . . . . . . . . . .       (51,283)         (33,304)         (8,819)
                                             --------         --------        --------
    NET CASH PROVIDED BY
      OPERATING ACTIVITIES  . . . . . .        29,602           13,686          24,558
                                             --------         --------        --------
CASH FLOWS FROM
INVESTING ACTIVITIES:
Net increase in securities
  purchased from
  subsidiary bank under
  agreements to resell  . . . . . . . .       (16,086)              --              --
Net (increase) decrease in notes
  receivable from nonbank
  subsidiaries  . . . . . . . . . . . .          (930)             380              --
Sale or repayment of investments
   in and advances to
  subsidiaries  . . . . . . . . . . . .         5,000               --              --
Purchases of premises and
  equipment   . . . . . . . . . . . . .        (8,055)          (1,519)           (771)
Proceeds from sales of bank
  premises and equipment  . . . . . . .            12               13               5
Other, net  . . . . . . . . . . . . . .           (81)             544              --
                                             --------         --------        --------
    NET CASH USED BY INVESTING
      ACTIVITIES  . . . . . . . . . . .       (20,140)            (582)           (766)
                                             --------         --------        --------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Decrease in notes payable
  to subsidiary banks   . . . . . . . .            --               --          (5,774)
Decrease in other short-
  term borrowings   . . . . . . . . . .            --               --          (1,700)
 Proceeds from exercise of
  stock options   . . . . . . . . . . .         1,014            2,477              --
Cash dividends paid . . . . . . . . . .       (15,783)         (12,974)        (12,323)
                                             --------         --------        --------
    NET CASH USED BY FINANCING
      ACTIVITIES  . . . . . . . . . . .       (14,769)         (10,497)        (19,797)
                                             --------         --------        --------
    NET INCREASE (DECREASE)
      IN CASH   . . . . . . . . . . . .        (5,307)           2,607           3,995
CASH AT BEGINNING OF YEAR . . . . . . .         9,390            6,783           2,788
                                             --------         --------        --------
CASH AT END OF YEAR . . . . . . . . . .      $  4,083         $  9,390        $  6,783
                                             ========         ========        ========

The Board of Directors and Stockholders
Deposit Guaranty Corp.:

We have audited the accompanying consolidated statements of condition of Deposit Guaranty Corp. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deposit Guaranty Corp. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

                                                   KPMG PEAT MARWICK

Jackson, Mississippi
February 4, 1994

DESCRIPTION OF EXHIBITS


                                             Table
       Exhibit                               Number            Sequential Page Number
       -------                               ------            ----------------------
Articles of Incorporation                     3(a)          This document was previously
                                                            filed as Exhibit 1 to
                                                            Company's Annual Report on
                                                            Form 10-K (file number
                                                            0-4518) for the fiscal year
                                                            ended December 31, 1987, and
                                                            hereby specifically
                                                            incorporated by reference
                                                            herein.

Bylaws                                        3(b)          This document was previously
                                                            filed as Exhibit 1 to Company's
                                                            Annual Report on Form 10-K (file
                                                            number 0-4518) for the fiscal
                                                            year ended December 31, 1989 and
                                                            hereby specifically incorporated
                                                            by reference herein.

Form of Stock Certificate                      4            This document was previously filed
                                                            as Exhibit 3 to Company's Annual
                                                            Report on Form 10-K (file number
                                                            0-4518) for the fiscal year ended
                                                            December 31, 1980 and hereby
                                                            specifically incorporated by
                                                            reference herein.
Material Contracts                            10

(1)  Executive Variable Pay                                 The written description of the
                                                            Executive Variable Pay Plan
                                                            included under the caption
                                                            "Executive Compensation" in the
                                                            definitive Proxy Statement of
                                                            the Company to be filed with
                                                            the Commission pursuant to
                                                            Rule 14a-6 is hereby
                                                            specifically incorporated by
                                                            reference herein.

(2)  Deferred Income Plan                                   The original plan was previously
                                                            filed as Exhibit 3 to Company's
                                                            Annual Report on Form 10-K (file
                                                            number 0-4518) for the fiscal year
                                                            ended December 31, 1985.  An
                                                            amendment to the plan was filed as
                                                            Exhibit 3 to Company's Annual Report
                                                            on Form 10-K (file number 0-4518)
                                                            for the fiscal year ended December
                                                            31, 1988.  Both documents are hereby
                                                            specifically incorporated by
                                                            reference herein.

                                             Table
        Exhibit                              Number            Sequential Page Number
        -------                              ------            ----------------------
(3)  Stock-Based, Long-Term                                 This document was previously
     Incentive Plan                                         filed as Exhibit "E" to the
                                                            definitive Proxy Statement of
                                                            the Company dated March 12,
                                                            1986, filed with the
                                                            Commission pursuant to Rule
                                                            14a-6 and hereby specifically
                                                            incorporated by reference
                                                            herein.

(4)  Stock-Based, Long-Term                                 This document was previously
      Incentive Plan II                                     previously filed as Exhibit
                                                            "A" to the definitive Proxy
                                                            Statement of the Company
                                                            dated March 29, 1993, filed
                                                            with the Commission pursuant
                                                            to Rule 14a-6 and hereby
                                                            specifically incorporated by
                                                            references herein.

Statement Re:  Computation of                 11            Filed herewith
Per Share Earnings                                          --------------



Subsidiaries of the Company                   22            Filed herewith
                                                            --------------

Independent Auditors' Consent                 24            Filed herewith
                                                            --------------

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Jackson, Mississippi, on March 28, 1994.


                                           DEPOSIT GUARANTY CORP.


                                           BY:/s/E.B. Robinson, Jr.
                                           ------------------------
                                           E. B. Robinson, Jr.
                                           Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                              Title                       Date
          ----                              -----                       ----

/s/E.B. Robinson, Jr.             Chairman of the Board             March 28, 1994
- ----------------------             and Director
E. B. Robinson, Jr.
Principal Executive Officer

/s/Arlen L. McDonald              Executive Vice President          March 28, 1994
- ----------------------
Arlen L. McDonald
Principal Financial Officer

/s/Stephen E. Barker              Controller                        March 28, 1994
- ----------------------
Stephen E. Barker
Principal Accounting Officer

/s/Howard L. McMillan, Jr.        Director                          March 31, 1994
- --------------------------
Howard L. McMillan, Jr.

/s/Charles L. Irby                Director                          March 29, 1994
- --------------------------
Charles L. Irby

/s/W. R. Newman, III              Director                          March 29, 1994
- --------------------------
W. R. Newman, III

/s/J. Kelley Williams             Director                          March 29, 1994
- -----------------------------
J. Kelley Williams

/s/Richard D. McRae, Jr.          Director                          March 29, 1994
- --------------------------
Richard D. McRae, Jr.

/s/John N. Palmer                 Director                          March 29, 1994
- --------------------------
John N. Palmer

EXHIBIT


         The following exhibits are included herein.


 Page
Number           Description
- ------           -----------
 52-54           Computation of Per Share Earnings

 55-57           Subsidiaries of the Registrant

  58             Independent Auditors' Consent

                             Deposit Guaranty Corp.
                       Computation of Per Share Earnings
                               December 31, 1993




                                                                  Year Ended December 31, 1993
                                                            ----------------------------------------
                                                                                             Fully
                                                              Primary                       Diluted
                                                            -----------                   -----------
Computation of weighted average
- -------------------------------
  shares outstanding:
  -------------------

  Common stock outstanding
    January 1, 1993                                         17,602,706                     17,602,706

  Common stock issued due to
    exercise of options                                         47,146                         47,146
                                                          ------------                   ------------

  Weighted average shares
    outstanding                                             17,649,852                     17,649,852
                                                          ============                   ============


Computation of net income:
- --------------------------

  Net income                                              $ 66,552,000                   $ 66,552,000
                                                          ============                   ============


Computation of per share
- ------------------------
  earnings:
  ---------

  Net income divided by
    weighted average shares
    outstanding                                                  $3.77                          $3.77
                                                          ============                   ============


Note - Additional weighted average shares outstanding for options under the Company's incentive stock plan were 132,976 and 119,418 for calculating primary and fully diluted net income per share, respectively. The dilutive effect of such options was, therefore, not material.

                             Deposit Guaranty Corp.
                       Computation of Per Share Earnings
                               December 31, 1992


                                                          Year Ended December 31, 1992
                                                   ------------------------------------------
                                                                                      Fully
                                                     Primary                         Diluted
                                                   -----------                     -----------
Computation of weighted average
- -------------------------------
  shares outstanding:
  -------------------

  Common stock outstanding
    January 1, 1992                                 15,799,996                       15,799,996

  Conversion of convertible
    subordinated debentures
    issued June 18, 1985                             1,210,624                        1,210,624

  Assume conversion of con-
    vertible subordinated
    debentures issued June 18,
    1985 into shares of common stock                        --                          431,618

  Common stock issued due to
     exercise of options                                23,044                           23,044
                                                   -----------                      -----------

  Weighted average shares
     outstanding                                    17,033,664                       17,465,282
                                                   ===========                      ===========


Computation of net income:
- --------------------------

  Net income                                       $45,514,000                      $45,514,000

  Add:  Interest expense on
    convertible subordinated
    debentures, less tax
    effect of 34%                                           --                          372,000
                                                   -----------                      -----------

                                                   $45,514,000                      $45,886,000
                                                   ===========                      ===========


Computation of per share
- ------------------------
  earnings:
  ---------

  Net income divided by
    weighted average shares
    outstanding                                          $2.67                            $2.63
                                                   ===========                      ===========


Note - Additional weighted average shares outstanding for options under the Company's incentive stock plan were 60,726 and 138,238 for calculating primary and fully diluted net income per share, respectively. The dilutive effect of such options was, therefore, not material.

                             Deposit Guaranty Corp.
                       Computation of Per Share Earnings
                               December 31, 1991




                                                                    Year Ended December 31, 1991
                                                              -----------------------------------------
                                                                                               Fully
                                                                Primary                       Diluted
                                                              -----------                   -----------
Computation of weighted average
- -------------------------------
  shares outstanding:
  -------------------

  Common stock outstanding
    January 1, 1991                                          15,799,996                    15,799,996

  Assume conversion of con-
    vertible subordinated
    debentures issued June 18,
    1985 into shares of common stock                                 --                     1,642,392
                                                            -----------                   -----------

  Weighted average shares
    outstanding                                              15,799,996                    17,442,388
                                                            ===========                   ===========


Computation of net income:
- --------------------------

  Net income                                                $32,220,000                   $32,220,000

  Add:  Interest expense on
    convertible subordinated
    debentures, less tax
    effect of 34%                                                    --                     1,387,155
                                                            -----------                   -----------

                                                            $32,220,000                   $33,607,155
                                                            ===========                   ===========

Computation of per share
- ------------------------
  earnings:
  ---------

  Net income divided by
    weighted average shares
    outstanding                                                   $2.04                         $1.93
                                                            ===========                   ===========


Note - Additional weighted average shares outstanding for options under the Company's incentive stock plan were 14,750 and 39,817 for calculating primary and fully diluted net income per share, respectively. The dilutive effect of such options was, therefore, not material.

DEPOSIT GUARANTY CORP.
ORGANIZATION CHART




The following describes the Registrant's direct and indirect ownership and control of its banking and nonbanking subsidiaries as of December 31, 1993.


SUBSIDIARIES OF DEPOSIT GUARANTY CORP.

  Deposit Guaranty National Bank *
  Acquired May 19, 1969
  Corp. Ownership  97.9%

  DGC Services Company
  Incorporated November 29, 1972
  Corp. Ownership  100%

  Deposit Guaranty Mortgage Company of Florida, Inc.
  Incorporated July 20, 1984
  Inactive
  Corp. Ownership  100%

  Gulfnet, Inc.
  Acquired February 24, 1987
  Corp. Ownership  6.25%

  G & W Life Insurance Company
  Incorporated February 12, 1988
  Corp. Ownership  79%

  Commercial National Corporation **
  Acquired February 8, 1990
  Corp. Ownership  100%

DEPOSIT GUARANTY CORP.
ORGANIZATION CHART(Cont.)




* SUBSIDIARIES OF DEPOSIT GUARANTY NATIONAL BANK

  Deposit Guaranty Mortgage Company
  Acquired October 1, 1981
  Bank Ownership  100%

  Maxiprop, Inc.
  Incorporated January 4, 1988
  Bank Ownership  100%

  Deposit Guaranty Investments, Inc.
  Incorporated September 10, 1990
  Bank Ownership  100%

  Deposit Guaranty Student Loans, Inc.
  Incorporated June 5, 1992
  Bank Ownership 100%

DEPOSIT GUARANTY CORP.
ORGANIZATION CHART(Cont.)





** SUBSIDIARIES OF COMMERCIAL NATIONAL BANK


  Commercial National Bank in Shreveport ***
  Acquired February 8, 1990
  Corp. Ownership  100%



*** SUBSIDIARIES OF COMMERCIAL NATIONAL BANK

  Commercial National Brokerage Services, Inc.
  Acquired February 8, 1990
  Bank Ownership  100%

  Commercial National Investment Services, Inc.
  Incorporated May 3, 1991
  Bank Ownership  100%

                         Independent Auditors' Consent



The Board of Directors
Deposit Guaranty Corp.:

We consent to incorporation by reference in the registration statements (Nos. 33-38655, 33-7937 and 33-4912) on Form S-8 of Deposit Guaranty Corp. of our report dated February 4, 1994 relating to the consolidated statements of condition of Deposit Guaranty Corp. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, which report appears in the December 31, 1993 annual report on Form 10-K of Deposit Guaranty Corp.





                                           KPMG PEAT MARWICK



Jackson, Mississippi
March 28, 1994