Form 10-Q
period 1994-03-31
DEPOSIT GUARANTY CORP
filed 1994-05-16
CIK 28209

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1994


                         Commission File Number 0-4518




                             DEPOSIT GUARANTY CORP.
               (Exact Name Of Registrant As Specified In Charter)


          Mississippi                                     64-0472169
_______________________________                  ____________________________
(State or other Jurisdiction of                  (IRS Employer Identification
Incorporation or Organization)                             Number)


                  210 East Capitol Street, Jackson, MS  39201
                    (Address Of Principal Executive Offices)
                                   (Zip Code)


                             (601) 354-8564
                        (Registrant's Telephone Number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X       NO ___________

               Shares Of Common Stock, No Par Value, Outstanding
                       As Of March 31, 1994:  17,668,852

- - --------------------------------------------------------------------------------
10-Q
- - --------------------------------------------------------------------------------

PART I.  Financial Information
ITEM 1.  Financial Statements
Deposit Guaranty Corp. and Subsidiaries
Condensed Consolidated Statements of Condition
(In Thousands Except Share Data)

                                                        March 31,        December 31,
                                                           1994              1993
  Assets
    Cash and due from banks                           $    282,865      $    293,894
    Interest-bearing bank balances                         230,008            70,000
    Federal funds sold and securities
      purchased under agreements to resell                 312,350           208,140
    Trading account securities                               2,158               596
    Securities available for sale (market value:
      1994 - $714,277; 1993 - $1,416,120)                  714,277         1,365,728
    Investment securities (market value:
      1994 - $566,043; 1993 - $350,451)                    545,306           316,858
    Loans                                                2,443,534         2,439,041
      Less:  Unearned income                               (19,869)          (20,456)
                 Allowance for possible loan losses        (64,432)          (62,032)
                                                      ------------      ------------
      Net loans                                          2,359,233         2,356,553
    Bank premises and equipment                            125,686           125,506
    Other assets                                           336,135           160,805
                                                      ------------      ------------
      Total assets                                    $  4,908,018      $  4,898,080
                                                      ============      ============

  Liabilities
    Deposits:
      Noninterest-bearing                             $    875,832      $    875,288
      Interest-bearing                                   3,103,564         3,045,853
                                                     -------------      ------------
      Total deposits                                     3,979,396         3,921,141
    Federal funds purchased, securities
      sold under agreements to repurchase
      and other short-term borrowings                      432,055           509,496
    Other liabilities                                       78,634            71,555
                                                      ------------      ------------
      Total liabilities                                  4,490,085         4,502,192
                                                      ------------      ------------
  Stockholders' equity
    Cumulative preferred stock, no par value,
      authorized:  10,000,000 shares of class A
      voting; and 10,000,000 shares of class B
      non-voting; issued and outstanding:  none               --                --
    Common stock, no par value, authorized
      50,000,000 shares; issued and outstanding:
      1994 - 17,668,852 shares; 1993 - 17,667,852
      shares                                                19,384            19,383
    Surplus                                                155,340           155,399
    Retained earnings                                      235,323           221,106
    Market valuation for securities available for
      sale, net of income taxes                              7,886              --
                                                      ------------      ------------
      Total stockholders' equity                           417,933           395,888
                                                      ------------      ------------
      Total liabilities and stockholders' equity      $  4,908,018      $  4,898,080
                                                      ============      ============

- - --------------------------------------------------------------------------------
10-Q
- - --------------------------------------------------------------------------------

PART I.  Financial Information
ITEM 1.  Financial Statements (Continued)
Deposit Guaranty Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings
(In Thousands Except Share Data)

                                                                         Three Months Ended
                                                                             March 31,
                                                                        1994          1993
Interest income
  Interest and fees on loans                                          $ 44,572      $ 43,444
  Interest on investment securities:
    Taxable                                                              4,001         8,031
    Exempt from Federal income tax                                       2,120         2,342
  Interest on securities available for sale:
    Taxable                                                             17,818        16,109
    Exempt from Federal income tax                                           4            84
  Interest on trading account securities                                    40            54
  Interest on Federal funds sold and securities
    purchased under agreements to resell                                 2,447         3,477
  Interest on bank balances                                                913           979
                                                                    ----------    ----------
    Total interest income                                               71,915        74,520
                                                                    ----------    ----------
Interest expense
  Interest on deposits                                                  25,483        28,547
  Interest on Federal funds purchased, securities
    sold under agreements to repurchase and
    other short-term borrowings                                          3,562         3,971
                                                                    ----------    ----------
    Total interest expense                                              29,045        32,518
                                                                    ----------    ----------

Net interest income                                                     42,870        42,002
  Provision for possible loan losses                                      --            --
                                                                    ----------    ----------

Net interest income after provision for
  possible loan losses                                                  42,870        42,002
                                                                    ----------    ----------

Other operating income
  Service charges on deposit accounts                                    6,356         5,722
  Fees for trust services                                                3,336         3,091
  Securities available for sale gains (losses)                           8,732          (127)
  Other service charges, commissions
    and fees                                                             8,499         8,555
  Other income                                                           1,036           707
                                                                    ----------    ----------
    Total other operating income                                        27,959        17,948
                                                                    ----------    ----------
Other operating expense
  Salaries and employee benefits                                        23,756        22,258
  Net occupancy expense                                                  2,920         2,655
  Equipment expense                                                      3,254         3,213
  Service fees                                                           2,443         2,480
  Communication                                                          1,744         1,753
  FDIC assessment                                                        2,179         2,190
  Advertising and public relations                                       2,054         2,042
  Other expense                                                          4,808         4,252
                                                                    ----------    ----------
    Total other operating expense                                       43,158        40,843
                                                                    ----------    ----------

Income before income taxes                                              27,671        19,107
  Income tax expense                                                     9,001         5,186
                                                                    ----------    ----------

Net income                                                            $ 18,670      $ 13,921
                                                                    ==========    ==========
Net income per share                                                  $   1.06      $    .79

Weighted average shares outstanding                                 17,668,163    17,620,864

Deposit Guaranty Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands Except Share Data)


                                                                     Three Months Ended
                                                                         March 31,

                                                                    1994           1993
Cash flows from operating activities:
Net income                                                      $   18,670     $    13,921
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible losses on other real estate                   7            (577)
    Provision for depreciation and amortization                        870           5,716
    Accretion of discount on investment securities, net               (653)           (457)
    Amortization of premium on securities available for sale, net      896             428
    Deferred loan fees and costs                                      (780)           (573)
    Increase (decrease) in other liabilities                         2,195          (2,458)
    Decrease in other assets                                        20,131           3,647
    Net cash received from loans held for resale                    33,863           8,585
    (Gain) loss on sale of securities available for sale            (8,732)            127
    Other, net                                                       2,379            (266)
                                                                ----------     -----------
      Net cash provided by operating activities                     68,846          28,093
                                                                ----------     -----------

Cash flows from investing activities:
Net (increase) decrease in interest-bearing bank balances         (160,008)        160,096
Proceeds from sales of securities available for sale               800,233         105,399
Proceeds from maturities of investment securities                   57,491          86,658
Proceeds from maturities of securities available for sale           42,302          28,997
Purchases of investment securities                                (280,976)         (7,648)
Purchases of securities available for sale                        (375,962)       (548,581)
Net (increase) decrease in Federal funds sold and securities
  purchased under agreements to resell                            (104,210)        249,010
Net (increase) decrease in loans                                   (35,383)         18,506
Proceeds from sales of other real estate                               228           1,102
Purchases of bank premises and equipment                               (67)         (6,973)
Proceeds from sales of bank premises and equipment                      32              22
                                                                ----------     -----------
    Net cash provided (used) by investing activities               (56,320)         86,588
                                                                ----------     -----------

Cash flows from financing activities:
Net increase (decrease) in deposits                                 58,283        (160,229)
Net decrease in Federal funds purchased,
  securities sold under agreements to repurchase,
  and other short-term borrowings                                  (77,441)        (33,610)
Cash dividends paid                                                 (4,417)         (3,782)
Proceeds from the exercise of common stock options                      20             --
Proceeds from sale of common stock                                     --              722
                                                                ----------     -----------
    Net cash used by financing activities                          (23,555)       (196,899)
                                                                ----------     -----------
    Decrease in cash and due from banks                            (11,029)        (82,218)

    Cash and due from banks at beginning of period                 293,894         331,905
                                                                ----------     -----------
    Cash and due from banks at end of period                    $  282,865     $   249,687
                                                                ==========     ===========

Income taxes:
  The Company made no income tax payments during the three month periods ended March 31, 1994 and 1993.

Interest:
  The Company paid $29.6 million and $32.6 million in interest on deposits and other borrowings during the three month periods ended March 31, 1994 and 1993, respectively.

PART I.  Financial Information
ITEM 1.  Financial Statements
Deposit Guaranty Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations have been made. These adjustments consist only of normal, recurring adjustments with the exception of the items discussed in Note C.

The condensed consolidated financial statements of Deposit Guaranty Corp. include the financial statements of Deposit Guaranty National Bank, a 98%-owned subsidiary, G & W Life Insurance Co., a 79%-owned subsidiary, and Commercial National Corporation, a wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE B - CONTINGENCIES

The Company's subsidiary, Commercial National Bank (CNB), is a defendant in litigation arising out of a Louisiana Housing Finance Agency Municipal Bond Issue. CNB was trustee for the issue and, in general, it is claimed that fraud was practiced on the bondholders in that the proceeds of the issue were not used for the purpose stated in the official statement. Additionally, the claim alleges conspiracy and improper conduct concerning CNB's role as trustee. In addition, some of the codefendants of CNB have asserted claims against CNB for contribution in the event those defendants are found to be liable to plaintiff. Likewise, CNB has asserted contribution claims against its codefendants. Although the litigation currently involves only one bondholder, certification as a class action suit has been requested. The claims do not specify damages, but involve a $150,000,000 bond issue. While the ultimate outcome of the lawsuit at this time cannot be predicted with certainty, management believes that CNB has good and meritorious defenses and should prevail.

The Company's subsidiary, Deposit Guaranty National Bank (DGNB), is a defendant in two cases in which the allegations are substantially the same. The plaintiffs in both cases are some of the beneficiaries of the same trust and DGNB is the trustee of the trust. The plaintiffs claim that DGNB was negligent in its dealings with the trust property, breached its trust duties by allegedly abusing its discretion and negligently handling trust assets, engaged in self dealing, and was grossly negligent in its handling of the trust. Both cases seek $180 million as actual damages for waste of trust assets and loss of profits, $180 million as punitive damages, and attorney fees and court costs. While the ultimate outcome of the lawsuits cannot be predicted with certainty, management believes that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial statements.

NOTE C - ACCOUNTING CHANGES

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, securities available for sale are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related deferred income taxes. Previously, available for sale securities were stated at the lower of amortized cost or market value. The effect of this change at January 1, 1994 was to increase stockholders' equity by $31.6 million.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Deposit Guaranty Corp.:

We have reviewed the condensed consolidated statement of condition of Deposit Guaranty Corp. and subsidiaries as of March 31, 1994, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of Deposit Guaranty Corp. and consolidated subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 1993, is fairly presented, in all material respects, in relation to the consolidated statement of condition from which it has been derived.


                                          /s/ KPMG PEAT MARWICK
                                          KPMG PEAT MARWICK


Jackson, Mississippi
April 19, 1994

PART I.  Financial Information
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Deposit Guaranty Corp. and Subsidiaries

The following discussion reviews the financial condition and the results of operations of Deposit Guaranty Corp. (the Company) for the three-month periods ending March 31, 1994 and 1993. This discussion should be read in conjunction with the condensed consolidated financial statements included in Part I, Item I.


BALANCE SHEET

Total assets were $4.908 billion at March 31, 1994, compared to $4.898 billion at December 31, 1993. Securities available for sale decreased $652 million from $1.366 billion at December 31, 1993 to $714 million at March 31, 1994.
Due to the increasing interest rate environment, a substantial portion of the fixed-rate securities available for sale were either sold or converted to floating-rate securities during the first quarter of 1994. In correlation with the decrease in securities available for sale were increases in interest-bearing bank balances and Federal funds sold and securities purchased under agreements to resell of $160 million and $104 million, respectively, as the funds were reinvested. The increases in these short-term accounts reflect the Company's strategy to maintain flexibility in the near term in order to take advantage of rising interest rates and reinvest in higher-yielding, longer-term securities in the future. Total loans increased slightly from $2.419 billion at December 31, 1993 to $2.423 billion at March 31, 1994. Other assets increased from $160 million at December 31, 1993 to $336 million at March 31, 1994, due primarily to the effect of securities traded but not yet settled. Total deposits increased from $3.921 billion at December 31, 1993 to $3.979 billion at March 31, 1994 as a result of continued growth in noninterest-bearing deposits. Total stockholders' equity was $417.9 million at March 31, 1994 compared to $395.9 million at December 31, 1993. This increase in stockholders' equity is due to retained earnings during the first quarter of 1994 and also reflects unrealized gains, net of deferred income taxes on available for sale securities as a result of implementing SFAS No. 115.

Effective January 1, 1994, the Company adopted the provisions of SFAS No. 115, which addresses the accounting and reporting for marketable equity securities and all debt securities. As a result of SFAS No. 115, investments are classified into three categories and accounted for as follows: securities held-to-maturity reported at amortized cost; trading securities reported at fair value with unrealized gains and losses included in earnings; and securities available for sale reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Securities available for sale had previously been accounted for at the lower of cost or market with aggregate unrealized losses, if any, included in earnings. With the adoption of SFAS No. 115, the impact on the March 31, 1994 first quarter consolidated statement of condition was to increase stockholders' equity by approximately $7.9 million, net of deferred income taxes.

NET INCOME

Net income for the first quarter of 1994 was $18.7 million compared to $13.9 million for the first quarter of 1993. Fully diluted net income per share was $1.06 for the first quarter of 1994 compared to $.79 for the same period in 1993. This increase in 1994 first quarter net income was primarily the result of gains recognized on the sales of securities. The sales of the securities increased net income by $5.4 million, net of income taxes.


NET INTEREST INCOME

Net interest income for the first quarter of 1994 was $42.9 million, an increase from $42.0 million for the first quarter of 1993 due to a 1% increase in average interest-earning assets and an increase in the net interest margin. The margin percentage for the first quarter of 1994 was 4.07%, compared to 4.05% for the first quarter of 1993. The slight increase in the margin is primarily a result of a slight increase in the interest spread and a decrease in the liability funding ratio. The interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, increased slightly from 3.47% in 1993 to 3.48% in 1994. Liability funding, the percentage of interest-earning assets funded by interest bearing liabilities, decreased from 84.41% in the first quarter of 1993 to 81.80% in the first quarter of 1994. This decrease can be attributed to the increase of $79 million in average noninterest-bearing deposits from $760 million during the first quarter of 1993 to $839 million during the first quarter of 1994.

Late in the first quarter the securities portfolio was repositioned and the funds were reinvested in relatively shorter-term, lower-yielding assets. This investment strategy may have the effect of decreasing net interest income in the near term until the funds are ultimately reinvested in higher-yielding, longer-term securities as interest rates rise.


OTHER OPERATING INCOME

Other operating income for the first quarter of 1994 was $28.0 million compared to $17.9 million for the first quarter of 1993. Other operating income for 1994 included gains of $8.7 million on the sales of securities available for sale due to the repositioning of the portfolio in response to the changing interest rate environment. Fees for trust services also increased $245 thousand from the first quarter of 1993 to the first quarter of 1994 as a result of new business. Service charges on deposit accounts increased from $3.1 million at March 31, 1993 to $3.3 million at March 31, 1994 due primarily to a reclassification, subsequent to the first quarter of 1993, of service charge income on deposit accounts from customers utilizing our cash management services. Other income increased $329 thousand from the first quarter of 1993 to the first quarter of 1994 primarily due to a $140 thousand gain on the sale of stock which had been acquired in satisfaction of a loan.

OTHER OPERATING EXPENSE

Other operating expense for the first quarter of 1994 was $43.2 million, an increase of $2.3 million or 5.7% over the first quarter of 1993. This increase was primarily the result of a $1.5 million increase in salaries and employee benefits which essentially represents normal salary increases. Other expense for the first quarter of 1994 increased to $4.8 million from $4.3 million in the first quarter of 1993.


INCOME TAXES

Income tax expense was $9.0 million for the first three months of 1994 compared to $5.2 million for the same period in 1993. The increase in tax expense primarily results from increased pretax earnings, an increase in the federal income tax rate from 34% to 35% during the third quarter of 1993, and the 1993 first quarter recognition of a $657 thousand tax benefit resulting from the adoption of SFAS No. 109, "Accounting for Income Taxes".


CREDIT QUALITY

In the first quarter of 1994, as a result of continued positive trends in credit quality and management's assessment of the adequacy of the allowance, the Company determined that no provision for loan losses was necessary for either of the Company's banking subsidiaries.

The allowance for possible loan losses at March 31, 1994 was 2.66% of total loans and 222% of nonperforming loans outstanding compared to 2.56 % of total loans and 204% of nonperforming loans at December 31, 1993. As a result of improved credit quality, nonperforming loans decreased to $29.0 million at March 31, 1994 compared to $30.5 million at December 31, 1993 and $34.3 million at March 31, 1993.

The first quarter of 1994 continued the trends experienced in 1993, resulting in the Company reflecting loan recoveries in excess of charge-offs. Net recoveries for the first quarter of 1994 were $2.4 million compared to 1993 net recoveries of $1.1 million.


CAPITAL

The Company's tier 1 capital and total risk-based capital ratios at March 31, 1994 were 12.81% and 14.07%, respectively. This compares to a tier 1 capital ratio of 13.28% and total risk-based capital ratio of 14.54% at December 31, 1993. The Company's leverage ratio was 8.27% at March 31, 1994 compared to 8.13% at December 31, 1993. The Company's banking subsidiaries have maintained leverage, tier 1 and total risk-based capital ratios well above the 5%, 6% and 10% minimum guidelines necessary to be categorized as "well capitalized" insured depository institutions under the guidelines set forth by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) . At March 31, 1994, Deposit Guaranty National Bank's leverage ratio was 8.17%, tier 1 capital ratio was 11.84% and its total risk-based capital ratio was 13.10%. At March 31, 1994, Commercial National Bank's leverage, tier 1 and total capital ratios were 9.24%, 16.19% and 17.47%, respectively.

LIQUIDITY

Liquidity is the Company's ability to ensure that funds are available to meet the cash flow demands of the Company's business. Liquidity is maintained through the Company's ability to convert assets into cash, manage the maturities of liabilities and generate funds on a short-term basis, either through the national Federal funds market, backup lines of credit, or through the National CD market. The Company relies largely on core deposits to fund loan demand and long-term investments. During recent years, the Company has maintained a high level of liquidity as loans have been at a lower than desired level as a percent of interest-earning assets. Loan demand has begun increasing and the percentage of loans to interest-earning assets for the first quarter reflect improvement. For the three months ended March 31, 1994, loans were 55% of interest-earning assets as compared to 51% for the same period in 1993.


ACCOUNTING CHANGES

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 requires a creditor to measure impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective interest rate. For purposes of this Statement, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. Adoption of this Statement is not expected to have a material impact on the consolidated financial statements.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         There have been no material changes to the legal proceedings described in Item 3 of the Registrant's annual report on Form 10-K (file number 0-4518) filed with the Commission for fiscal year ended December 31, 1993.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index


                                                  Table           Sequential
         Exhibit                                  Number          Page Number
         -------                                  ------          -----------
Plan of acquisition, reorganization,
arrangement, liquidation or succession             (2)                N/A

Instruments defining the rights of
security holders, including indentures             (4)                N/A

Statements re: computation of per share
earnings                                           (11)                15

Letters re: unaudited interim financial
information                                        (15)                17

Letter re: change in certifying                    (16)               N/A
accountant

Letter re:  change in accounting
principles                                         (18)               N/A

Previously unfiled documents                       (19)               N/A

Report furnished to security holders               (20)               N/A

Published report regarding matters
submitted to vote of security holders              (23)               N/A

Consent of experts and counsel                     (24)               N/A

Power of attorney                                  (25)               N/A

Additional exhibits                                (28)               N/A


________________________________________

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DEPOSIT GUARANTY CORP.
                                       _________________________________
                                                (Registrant)


DATE:      May 16, 1994
______________________________    ________________________________
                                         Stephen E. Barker
                                      Controller and Principal
                                         Accounting Officer