Form 10-Q
period 1994-06-30
DEPOSIT GUARANTY CORP
filed 1994-08-15
CIK 28209

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1994



                         Commission File Number 0-4518





                             DEPOSIT GUARANTY CORP.
               --------------------------------------------------
               (Exact Name Of Registrant As Specified In Charter)



          Mississippi                                      64-0472169
- - -------------------------------                   ----------------------------
(State or other Jurisdiction of                   (IRS Employer Identification
Incorporation or Organization)                               Number)



                  210 East Capitol Street, Jackson, MS  39201
                  -------------------------------------------
                    (Address Of Principal Executive Offices)
                                   (Zip Code)



                                (601) 354-8564
                        -------------------------------
                        (Registrant's Telephone Number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X       NO
                            -----        -----

               Shares Of Common Stock, No Par Value, Outstanding
                        As Of June 30, 1994:  17,668,852

10-Q
PART I.  Financial Information
ITEM 1.  Financial Statements
Deposit Guaranty Corp. and Subsidiaries
Condensed Consolidated Statements of Condition
(In Thousands Except Share Data)

                                                       June 30,        December 31,
                                                         1994              1993
                                                    ------------      ------------
Assets
  Cash and due from banks                           $    296,718      $    293,894
  Interest-bearing bank balances                         125,063            70,000
  Federal funds sold and securities
    purchased under agreements to resell                 257,697           208,140
  Trading account securities                               1,010               596
  Securities available for sale (market value:
    1994 - $981,726; 1993 - $1,477,875)                  981,726         1,365,728
  Investment securities (market value:
    1994 - $526,045; 1993 - $431,519)                    512,089           316,858
  Loans                                                2,642,826         2,439,041
    Less:  Unearned income                               (20,589)          (20,456)
           Allowance for possible loan losses            (57,657)          (62,032)
                                                    ------------      ------------
    Net loans                                          2,564,580         2,356,553
  Bank premises and equipment                            127,480           125,506
  Other assets                                           160,257           160,805
                                                    ------------      ------------
    Total assets                                    $  5,026,620      $  4,898,080
                                                    ============      ============
Liabilities
  Deposits:
    Noninterest-bearing                             $    952,995      $    875,288
    Interest-bearing                                   3,114,017         3,045,853
                                                    ------------      ------------
    Total deposits                                     4,067,012         3,921,141
  Federal funds purchased, securities
    sold under agreements to repurchase
    and other short-term borrowings                      466,990           509,496
  Other liabilities                                       66,537            71,555
                                                    ------------      ------------
    Total liabilities                                  4,600,539         4,502,192
                                                    ------------      ------------
Stockholders' equity
  Cumulative preferred stock, no par value,
    authorized:  10,000,000 shares of class A
    voting; and 10,000,000 shares of class B
    non-voting; issued and outstanding:  none               --                --
  Common stock, no par value, authorized
    50,000,000 shares; issued and outstanding:
    1994 - 17,668,852 shares; 1993 - 17,651,314
    shares                                                19,384            19,383
  Surplus                                                155,340           155,318
  Retained earnings                                      246,647           221,187
  Market valuation for securities available for
   sale, net of income taxes                               4,710              --
                                                    ------------      ------------
    Total stockholders' equity                           426,081           395,888
                                                    ------------      ------------
    Total liabilities and stockholders' equity      $  5,026,620      $  4,898,080
                                                    ============      ============

10Q
PART I. Financial Information
ITEM 1. Financial Statements (Continued)
Deposit Guaranty Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings
(In Thousands Except Share Data)

                                                      Three Months Ended          Six Months Ended
                                                           June 30,                   June 30,
                                                  -------------------------   -------------------------
                                                     1994          1993          1994          1993
                                                  -----------   -----------   -----------   -----------
Interest income
  Interest and fees on loans                      $    48,848   $    44,752   $    93,420   $    88,196
  Interest on investment securities:
    Taxable                                             7,615         6,604        11,616        14,635
    Exempt from Federal Income tax                      2,268         2,325         4,388         4,667
  Interest on securities available for sale:
    Taxable                                             9,253        19,376        27,071        35,485
    Exempt from Federal income tax                          3            58             7           142
  Interest on trading account securities                   73            43           113            97
  Interest on Federal funds sold and securities
    purchased under agreements to resell                3,444         1,944         5,891         5,421
  Interest on bank balances                             1,652           101         2,565         1,080
                                                  -----------   -----------   -----------   -----------
    Total interest income                              73,156        75,203       145,071       149,723
                                                  -----------   -----------   -----------   -----------
Interest expense
  Interest on deposits                                 26,388        28,075        51,871        56,622
  Interest on Federal funds purchased, securities
    sold under agreements to repurchase and
    other short-term borrowings                         3,791         3,742         7,353         7,713
                                                  -----------   -----------   -----------   -----------
    Total interest expense                             30,179        31,817        59,224        64,335
                                                  -----------   -----------   -----------   -----------
Net interest income                                    42,977        43,386        85,847        85,388
  Provision for possible loan losses                   (2,750)      (11,000)       (2,750)      (11,000)
                                                  -----------   -----------   -----------   -----------
Net interest income after provision for
  possible loan losses                                 45,727        54,386        88,597        96,388
                                                  -----------   -----------   -----------   -----------
Other operating income
  Service charges on deposit accounts                   6,827         6,870        13,183        12,592
  Fees for trust services                               3,338         3,172         6,674         6,263
  Securities available for sale gains                   1,088           137         9,820            10
  Other service charges, commissions
    and fees                                            7,476         7,642        15,975        16,197
  Other income                                          2,589         1,134         3,625         1,841
                                                  -----------   -----------   -----------   -----------
    Total other operating income                       21,318        18,955        49,277        36,903
                                                  -----------   -----------   -----------   -----------
Other operating expense
  Salaries and employee benefits                       24,427        22,724        48,183        44,982
  Net occupancy expense                                 3,141         2,893         6,061         5,548
  Equipment expense                                     3,286         3,009         6,540         6,222
  Service fees                                          2,972         2,792         5,415         5,272
  Communication                                         1,954         1,882         3,698         3,635
  FDIC assessment                                       2,224         2,190         4,403         4,380
  Advertising and public relations                      2,118         1,575         4,172         3,617
  Other expense                                         4,152         5,831         8,960        10,083
                                                  -----------   -----------   -----------   -----------
    Total other operating expense                      44,274        42,896        87,432        83,739
                                                  -----------   -----------   -----------   -----------
Income before income taxes                             22,771        30,445        50,442        49,552
  Income tax expense                                    7,065         9,269        16,066        14,455
                                                  -----------   -----------   -----------   -----------
Net income                                        $    15,706   $    21,176   $    34,376   $    35,097
                                                  ===========   ===========   ===========   ===========

Net income per share                              $       .89   $      1.20   $      1.95   $      1.99
Weighted average shares outstanding                17,668,852    17,643,229    17,668,509    17,635,526

10Q
PART I. Financial Information
ITEM 1. Financial Statements (Continued)
Deposit Guaranty Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands Except Share Data)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                      ----------------------------
                                                                          1994              1993
                                                                      -----------       ----------
Cash flows from operating activities:
Net income                                                            $   34,376        $  35,097
Adjustments to reconcile net income to net
 cash provided by operating activities:
     Provision for possible loan losses                                   (2,750)         (11,000)
     Provision for possible losses on other real estate                       14             (602)
     Provision for depreciation and amortization                           8,726           14,997
     Accretion of discount on investment securities, net                  (3,458)            (594)
     Amortization (accretion) of premium (discount) on securities
      available for sale, net                                             (1,821)           1,012
     Deferred loan fees and costs                                         (1,640)          (1,369)
     Decrease in other liabilities                                       (10,082)          (3,801)
     (Increase) decrease in other assets                                  41,355           (5,878)
     Net cash received from (paid for) loans held for resale              53,792          (10,292)
     Gain on sales of securities available for sale                       (9,820)             (10)
     Other, net                                                            3,134            2,683
                                                                      ----------       ----------
      Net cash provided by operating activities                          111,826           20,243
                                                                      ----------       ----------
Cash flows from investing activities:
Net (increase) decrease in interest-bearing bank balances                (55,062)         135,096
Proceeds from sales of securities available for sale                   1,264,892          205,236
Proceeds from maturities of investment securities                        110,411          149,465
Proceeds from maturities of securities available for sale                162,484           71,276
Purchases of investment securities                                      (312,611)         (18,552)
Purchases of securities available for sale                              (946,982)        (642,842)
Net (increase) decrease in Federal funds sold and securities
  purchased under agreements to resell                                   (49,042)         190,172
Net increase in loans                                                   (162,250)         (11,246)
Proceeds from sales of other real estate                                   3,035            3,240
Purchases of bank premises and equipment                                  (8,069)         (13,722)
Proceeds from sales of bank premises and equipment                         2,533               26
Payment for purchase of common stock of
 First Columbus Financial Corporation                                    (49,343)            --
Cash and due from banks from acquired banks                               14,072             --
                                                                      ----------       ----------
     Net cash provided (used) by investing activities                    (25,932)          68,149
                                                                      ----------       ----------
Cash flows from financing activities:
Net decrease in deposits                                                 (24,251)        (125,589)
Net decrease in Federal funds purchased,
  securities sold under agreements to repurchase,
  and other short-term borrowings                                        (50,005)         (11,494)
Cash dividends paid                                                       (8,834)          (7,571)
Proceeds from the exercise of common stock options                            20            1,111
                                                                      ----------       ----------
     Net cash used by financing activities                               (83,070)        (143,543)
                                                                      ----------       ----------
     Increase (decrease) in cash and due from banks                        2,824          (55,151)
     Cash and due from banks at beginning of period                      293,894          331,905
                                                                      ----------       ----------
     Cash and due from banks at end of period                         $  296,718       $  276,754
                                                                      ==========       ==========


                                                                     (Continued)

10Q
PART I. Financial Information
ITEM 1. Financial Statements (Continued)
Deposit Guaranty Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands Except Share Data)



INCOME TAXES:
   The Company made income tax payments of $17.7 million and $8.2 million during the six month periods ended June 30, 1994 and 1993, respectively.

INTEREST:
   The Company paid $60.2 million and $65.0 million in interest on deposits and other borrowings during the six month periods ended June 30, 1994 and 1993, respectively.

ACQUISITION:
   During the second quarter of 1994, the Company purchased substantially all of the common stock of First Columbus Financial Corporation for $49.3 million. In conjunction with the acquisition, liabilities were assumed as follows:

        Fair value of assets acquired                       228,652

        Cash paid for the common stock                       49,343
                                                           --------
        Liabilities assumed                                $179,309
                                                           ========

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

The condensed consolidated financial statements of Deposit Guaranty Corp. include the financial statements of Deposit Guaranty National Bank, a 98%-owned subsidiary, G & W Life Insurance Co., a 79%-owned subsidiary, Commercial National Corporation, a wholly- owned subsidiary, and First Columbus Financial Corporation, a 99%-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.


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

The Company's subsidiary, Deposit Guaranty National Bank (DGNB), is a defendant in a case in which the plaintiffs are some of the beneficiaries of a trust and DGNB is the trustee of the trust. The plaintiffs claim that DGNB was negligent in its dealings with the trust property, breached its trust duties by allegedly abusing its discretion and negligently handling trust assets, engaged in self dealing, and was grossly negligent in its handling of the trust. The case seeks $180 million as actual damages for waste of trust assets and loss of profits, $180 million as punitive damages, and attorney fees and court costs. While the ultimate outcome of the lawsuit cannot be predicted with certainty, management believes that the ultimate resolution of this matter will not have a material effect on the Company's consolidated financial statements.


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


NOTE D - ACQUISITION

On May 18, 1994, Deposit Guaranty Corp. acquired 99% of the outstanding common stock of First Columbus Financial Corporation for $49.3 million cash. The transaction was accounted for as a purchase. The results of operations of this acquired bank, which are not material, are included in the financial statements from the acquisition date.

On August 8, 1994, Deposit Guaranty Corp. entered into an agreement of merger with LBO Bank Corp. Under the terms of this agreement, The Louisiana Bank, a wholly-owned subsidiary of LBO Bank Corp. will be merged with Commercial National Bank, a wholly-owned subsidiary of Deposit Guaranty Corp. Deposit Guaranty Corp. will exchange approximately 680 thousand shares of common stock for all of LBO Bank Corp.'s common shares outstanding.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Deposit Guaranty Corp.:

We have reviewed the condensed consolidated statement of condition of Deposit Guaranty Corp. and subsidiaries as of June 30, 1994, the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1994 and 1993, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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


Jackson, Mississippi
July 18, 1994

PART I.  Financial Information
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Deposit Guaranty Corp. and Subsidiaries

The following discussion reviews the financial condition and the results of operations of Deposit Guaranty Corp. (the Company) for the three-month and six-month periods ending June 30, 1994 and 1993. This discussion should be read in conjunction with the condensed consolidated financial statements included in Part I, Item I.


BALANCE SHEET

Total assets were $5.026 billion at June 30, 1994, compared to $4.898 billion at December 31, 1993. Securities available for sale decreased $384 million from $1.366 billion at December 31, 1993 to $982 million at June 30, 1994. Due to the increasing interest rate environment, a substantial portion of the fixed-rate securities available for sale were either sold or converted to floating- rate securities during the first quarter of 1994. In correlation with the decrease in securities available for sale were increases in interest-bearing bank balances and Federal funds sold and securities purchased under agreements to resell of $55.1 million and $49.6 million, respectively, as the funds were reinvested. The increases in these short-term accounts continue to reflect the Company's strategy to maintain flexibility in the near term in order to take advantage of rising interest rates and reinvest in higher-yielding, longer-term securities in the future. Total loans increased from $2.419 billion at December 31, 1993 to $2.622 billion at June 30, 1994. This increase in total loans was largely a result of increases in commercial and installment loans of $112 million and $129 million, respectively. Total deposits increased from $3.921 billion at December 31, 1993 to $4.067 billion at June 30, 1994 as a result of growth in both interest bearing and noninterest-bearing deposits. Total stockholders' equity was $426.1 million at June 30, 1994 compared to $395.9 million at December 31, 1993. This increase in stockholder's equity is due primarily to the level of net income retained in 1994 and also reflects unrealized gains, net of deferred income taxes on available for sale securities as a result of implementing SFAS No. 115.

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

With the adoption of SFAS No. 115, the impact on the June 30, 1994 second quarter consolidated statement of condition was to increase stockholders' equity by approximately $4.7 million, net of deferred income taxes.

NET INCOME

Net income for the second quarter of 1994 was $15.7 million compared to $21.2 million for the second quarter of 1993. Fully diluted net income per share was $.89 for the second quarter of 1994 compared to $1.20 for the same period in 1993. This decrease in 1994 second quarter net income was primarily the result of an $11.0 million negative provision for possible loan losses during the second quarter of 1993 compared to a $2.75 million negative provision during the second quarter of 1994.

Net income for the six months ended June 30, 1994 was $34.4 million with fully diluted net income per share of $1.95 compared to net income of $35.1 million and fully diluted net income per share of $1.99 for the same period in 1993. Year-to-date net income for 1994 includes gains on the sales of securities available for sale and the negative provision which increased net income by $6.2 million and $1.8 million respectively, while 1993 includes the aforementioned $11.0 million negative provision which increased net income by $7.0 million. For the first six months of 1994, the return on average assets was 1.41% compared to 1.45% for the same period in 1993. The return on average equity for the first six months of 1994 was 16.39% compared to 19.89% for 1993.

NET INTEREST INCOME

Net interest income for the second quarter of 1994 was $43.0 million, a decrease from $43.4 million for the second quarter of 1993. The net interest margin for the second quarter of 1994 was 4.02%, decreasing from 4.14% for the second quarter of 1993 largely as a result of a decrease in the interest spread. The interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, decreased from 3.51% in 1993 to 3.35% in 1994, resulting from an increase in the rates paid on interest-bearing deposits due to the increase in market interest rates and the decrease in yields earned on investment securities as the Company temporarily maintains a higher balance of shorter-term, lower-yielding assets as a part of its investment portfolio repositioning strategy. This investment strategy has the effect of decreasing net interest income in the near term until the funds are ultimately reinvested in higher-yielding, longer-term securities as interest rates rise. Partially offsetting the negative effect of this repositioning strategy were increases in loan volumes and an improvement in the liability funding ratio. Average loan volumes increased 11.03% to $2.5 billion in 1994 as compared to 1993. Average total loans as a percentage of interest-earning assets increased from 52.08% during the second quarter of 1993 to 56.74% during the same period in 1994. Liability funding, the percentage of interest-earning assets funded by interest-bearing liabilities, decreased from 83.80% in the second quarter of 1993 to 80.13% in the second quarter of 1994. This decrease can primarily be attributed to the increase of $134 million in average noninterest-bearing deposits from $778 million during the second quarter of 1993 to $913 million during the same period in 1994.

Net interest income for the six months ended June 30, 1994 was $85.8 million compared to $85.4 million for the same period in 1993. The tax equivalent net interest margin decreased from 4.09% in 1993 to 4.05% in 1994. This decrease in the margin is primarily the result of a decrease in the interest spread as rates earned on interest-earning assets declined more rapidly than rates paid on interest-bearing liabilities from 1993 to 1994. The reduction in rates earned on interest-earning assets was largely a result of the portfolio repositioning in the first quarter of 1994.

OTHER OPERATING INCOME

Other operating income for the second quarter of 1994 was $21.3 million compared to $19.0 million for the second quarter of 1993. Other operating income for 1994 included a gain of $1.1 million on the sales of securities available for sale and a related interest rate swap used to hedge these securities. Also included in second quarter 1994 other income was $1.7 million for the reimbursement of legal fees related to bond trustee activity which had been expensed in prior periods.

Other operating income for the six months ended June 30, 1994 was $49.3 million compared to $36.9 million for the same period in 1993. Fees for trust services for the first six months increased $400 thousand as a result of new business. Other operating income in the first six months of 1994 included gains of $9.8 million on the sales of securities available for sale and related derivative contracts resulting from the repositioning of the available for sale portfolio. Other income increased $1.7 million in the first six months of 1994 compared to the same period in 1993 due to the reimbursement of legal fees.

OTHER OPERATING EXPENSE

Other operating expense for the second quarter of 1994 was $44.3 million, an increase of $1.4 million or 3.2% over the second quarter of 1993. This increase in other operating expense is primarily due to an increase in salaries and employee benefits of $1.7 million which represents normal salary increases. Other expense for the second quarter of 1994 decreased to $4.2 million from $5.8 million in the second quarter of 1993 as a result of 1993 including $1.5 million in additional amortization of purchased mortgage servicing rights resulting from higher paydowns.

Other operating expense for the six months ended June 30, 1994 was $87.4 million compared to $83.7 million for the same period in 1993. This increase is primarily due to a $3.2 million increase in salaries and employee benefits due to normal salary increases.

Advertising and public relations expense increased from $3.6 million during the first six months of 1993 to $4.2 million for the first six months of 1994 primarily as a result of an increase in target marketing strategies. Other expense decreased from $10.1 million for the six months ended June 30, 1993 to $9.0 million for the same period in 1994 as a result of additional amortization on the purchased mortgage servicing rights during the first six months of 1993.

INCOME TAXES

Income tax expense was $16.1 million for the first six months of 1994 compared to $14.5 million for the same period in 1993. This increase in second quarter income taxes results primarily from increased pretax income, an increase in the federal income tax rate from 34% to 35% during the third quarter of 1993, and the first quarter 1993 recognition of a $657 thousand tax benefit resulting from the adoption of SFAS No. 109, "Accounting for Income Taxes".

CREDIT QUALITY

In the second quarter of 1994, as a result of continued positive trends in credit quality and management's assessment of the adequacy of the allowance, the Company reduced the allowance for possible loan losses by $4.0 million at CNB. An addition to the allowance of $1.3 million was recorded at First Columbus in the second quarter of 1994 bringing the methodology for determining the level of the allowance of this newly acquired subsidiary in line with that of the Company. This adjustment, which was anticipated as a result of the due diligence performed prior to the acquisition and was considered in determining the purchase price, has been charged to earnings in accordance with generally accepted accounting principles.

The allowance for possible loan losses at June 30, 1994 was $57.7 million or 2.20% of total loans and 241% of nonperforming loans outstanding compared to $62.0 million or 2.56% of total loans and 204% of nonperforming loans at December 31, 1993. Nonperforming loans decreased to $23.9 million at June 30, 1994 compared to $30.5 million at December 31, 1993 largely due to a charge-off of $6.0 million on a nonaccrual credit.

As a result of the $6.0 million charge-off in the second quarter of 1994, net charge-offs for the second quarter of 1994 were $5.2 million compared to second quarter 1993 net charge-offs of $ .4 million. Year-to-date net charge-offs were $2.8 million for 1994 compared to net recoveries of $.7 million for 1993.

CAPITAL

The Company's tier 1 capital and total risk-based capital ratios at June 30, 1994 were 12.45% and 13.71%, respectively. This compares to a tier 1 capital ratio of 13.28% and total risk-based capital ratio of 14.54% at December 31, 1993. The decrease in capital ratios from December 31, 1993 to June 30, 1994 is primarily due to an increase in intangibles and total risk-based assets, as a result of the acquisition of First Columbus Financial Corporation.The Company's leverage ratio was 7.99% at June 30, 1994 compared to 8.13% at December 31, 1993. The Company's banking subsidiaries have maintained leverage, tier 1 and total risk-based capital ratios well above the 5%, 6% and 10% minimum guidelines necessary to be categorized as "well capitalized" insured depository institutions under the guidelines set forth by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

At June 30, 1994, Deposit Guaranty National Bank's leverage ratio was 8.31%, tier 1 capital ratio was 12.47% and its total risk-based capital ratio was 13.72%. At June 30, 1994, Commercial National Bank's leverage, tier 1 and total capital ratios were 9.68%, 16.82% and 18.09%, respectively. First Columbus National Bank's leverage, tier 1 and total capital ratios were 12.07%, 20.95%, and 22.52%, respectively.

LIQUIDITY

Liquidity is the Company's ability to ensure that funds are available to meet the cash flow demands of the Company's business. Liquidity is maintained through the Company's ability to convert assets into cash, manage the maturities of liabilities and generate funds on a short-term basis, either through the national Federal funds market, backup lines of credit, or through the National CD market. The Company relies largely on core deposits to fund loan demand and long-term investments. During recent years, the Company has maintained a high level of liquidity as loans have been at a lower than desired level as a percent of interest-earning assets. Loan demand has increased steadily for the first six months of 1994 and the percentage of loans to interest-earning assets reflect improvement. For the six months ended June 30, 1994, loans were 57% of interest-earning assets as compared to 52% for the same
period in 1993.   Short-term money market assets have increased an average of
$46 million in 1994 as compared to 1993. This increase was a result of the repositioning of the investment portfolio and temporarily holding funds in short-term liquid assets.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


         There have been no material changes to the legal proceedings described in Item 3 of the Registrant's annual report on Form 10-K (file number 0-4518) filed with the Commission for fiscal year ended December 31, 1993, except as follows:


         In Peterson and Winters v. DGNB, Civil Action No. 1:93cv287-S-D, pending in the United States District Court for the Northern District of Mississippi, the case has been dismissed without prejudice. The state court action involving the same allegations, Winters v. DGNB, Civil Action No. 93-77-77 will continue.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index


                                                   Table            Sequential
            Exhibit                                Number           Page Number
            -------                                ------           -----------
Plan of acquisition, reorganization,
arrangement, liquidation or succession               (2)                N/A

Instruments defining the rights of
security holders, including indentures               (4)                N/A

Material Contracts                                   (10)               N/A

Statements re: computation of per share
earnings                                             (11)                18

Letters re: unaudited interim financial
information                                          (15)                19

Letter re: change in certifying                      (16)               N/A
accountant

Letter re:  change in accounting
principles                                           (18)               N/A

Previously unfiled documents                         (19)               N/A

Report furnished to security holders                 (20)               N/A

Published report regarding matters
submitted to vote of security holders                (23)               N/A

Consent of experts and counsel                       (24)               N/A

Power of attorney                                    (25)               N/A

Additional exhibits                                  (28)               N/A





________________________________________

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1994.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    DEPOSIT GUARANTY CORP.
                                                          (Registrant)



DATE:   August 15, 1994                             /s/ Stephen E. Barker
                                                    Stephen E. Barker
                                                    Controller and Principal
                                                    Accounting Officer

                                EXHIBIT INDEX


                                                   Table            Sequential
            Exhibit                                Number           Page Number
            -------                                ------           -----------
Plan of acquisition, reorganization,
arrangement, liquidation or succession               (2)                N/A

Instruments defining the rights of
security holders, including indentures               (4)                N/A

Material Contracts                                   (10)               N/A

Statements re: computation of per share
earnings                                             (11)                18

Letters re: unaudited interim financial
information                                          (15)                19

Letter re: change in certifying                      (16)               N/A
accountant

Letter re:  change in accounting
principles                                           (18)               N/A

Previously unfiled documents                         (19)               N/A

Report furnished to security holders                 (20)               N/A

Published report regarding matters
submitted to vote of security holders                (23)               N/A

Consent of experts and counsel                       (24)               N/A

Power of attorney                                    (25)               N/A

Additional exhibits                                  (28)               N/A