Form 10-Q
period 1994-09-30
DEPOSIT GUARANTY CORP
filed 1994-11-14
CIK 28209

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1994



                         Commission File Number 0-4518





                             DEPOSIT GUARANTY CORP.
               --------------------------------------------------
               (Exact Name Of Registrant As Specified In Charter)



             Mississippi                                 64-0472169
   -------------------------------              ----------------------------
   (State or other Jurisdiction of              (IRS Employer Identification
   Incorporation or Organization)                             Number)



                  210 East Capitol Street, Jackson, MS  39201
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

                        YES    X       NO
                             -----        -----
               Shares Of Common Stock, No Par Value, Outstanding
                     As Of September 30, 1994:  17,685,752

    PART I.  FINANCIAL INFORMATION
    ITEM 1.  FINANCIAL STATEMENTS
    DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
    (IN THOUSANDS EXCEPT SHARE DATA)

                                                                          SEPTEMBER 30,  DECEMBER 31,
                                                                              1994           1993
                                                                          -----------   ------------
    ASSETS
      Cash and due from banks                                             $   313,942   $    293,894
      Interest-bearing bank balances                                          100,104         70,000
      Federal funds sold and securities
        purchased under agreements to resell                                  414,624        208,140
      Trading account securities                                                2,012            596
      Securities available for sale (market value:
        1994 - $183,718; 1993 - $1,477,875)                                   183,718      1,365,728
      Investment securities (market value:
        1994 - $1,155,090; 1993 - $350,451)                                 1,145,350        316,858
      Loans                                                                 2,737,471      2,439,041
        Less:  Unearned income                                                (19,416)       (20,456)
               Allowance for possible loan losses                             (57,741)       (62,032)
                                                                          -----------   ------------
        Net loans                                                           2,660,314      2,356,553
      Bank premises and equipment                                             129,712        125,506
      Other assets                                                            184,237        160,805
                                                                          -----------   ------------
        Total assets                                                      $ 5,134,013   $  4,898,080
                                                                          ===========   ============

    LIABILITIES
      Deposits:
        Noninterest-bearing                                               $   926,176   $    875,288
        Interest-bearing                                                    3,141,208      3,045,853
                                                                          -----------   ------------
        Total deposits                                                      4,067,384      3,921,141
                                                                          -----------   ------------
      Federal funds purchased, securities
        sold under agreements to repurchase
        and other short-term borrowings                                       540,036        509,496
      Other liabilities                                                        90,279         71,555
                                                                          -----------   ------------
         TOTAL LIABILITIES                                                  4,697,699      4,502,192
                                                                          -----------   ------------

    STOCKHOLDERS' EQUITY
      Cumulative preferred stock, no par value,
        authorized:  10,000,000 shares of class A
        voting; and 10,000,000 shares of class B
        non-voting; issued and outstanding: none                                   --             --
      Common stock, no par value, authorized
        50,000,000 shares; issued and outstanding:
        1994 - 17,685,752 shares; 1993 - 17,651,314
        shares                                                                 19,403         19,383
      Surplus                                                                 155,690        155,399
      Retained earnings                                                       255,891        221,106
      Market valuation for securities available for
        sale, net of income taxes                                               5,330             --
                                                                          -----------   ------------
        TOTAL STOCKHOLDERS' EQUITY                                            436,314        395,888
                                                                          -----------   ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 5,134,013   $  4,898,080
                                                                          ===========   ============


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                           ------------------------------        ------------------------------
                                                               1994               1993              1994                1993
                                                           -----------        -----------        ----------         -----------
INTEREST INCOME                                            $    52,757        $    45,518        $  146,177         $   133,714
    Interest and fees on loans
    Interest on investment securities:                          12,143              5,570            23,891              20,205
      Taxable                                                    2,045              2,238             6,301               6,905
      Exempt from Federal income tax
    Interest on securities available for sale:
      Taxable                                                    7,326             19,613            34,367              55,098
      Exempt from Federal income tax                                37                 58                74                 200
    Interest on trading account securities                          69                 60               182                 157
    Interest on Federal funds sold and securities
      purchased under agreements to resell                       2,665              1,555             8,556               6,976
    INTEREST ON BANK BALANCES                                    1,091                403             3,656               1,483
                                                           -----------        -----------        ----------         -----------
      TOTAL INTEREST INCOME                                     78,133             75,105           223,204             224,738
                                                           -----------        -----------        ----------         -----------
Interest expense
    Interest on deposits                                        28,124             27,319            79,995              83,941
    Interest on Federal funds purchased, securities
      sold under agreements to repurchase and
      other short-term borrowings                                4,263              3,663            11,616              11,376
                                                           -----------        -----------       -----------         -----------
      TOTAL INTEREST EXPENSE                                    32,387             30,982            91,611              95,317
                                                           ----------         -----------       -----------         -----------
NET INTEREST INCOME                                             45,746             44,033           131,593             129,421
      Provision for possible loan losses                             0                  0            (2,750)            (11,000)
                                                           -----------        -----------       -----------         -----------
NET INTEREST INCOME AFTER PROVISION FOR
      POSSIBLE LOAN LOSSES                                      45,746             44,033           134,343             140,421
                                                           -----------        -----------       -----------         -----------
OTHER OPERATING INCOME
    Service charges on deposit accounts                          7,208              6,415            20,391              19,007
    Fees for trust services                                      3,410              3,171            10,084               9,343
    Securities available for sale gains (losses)                  (275)               (84)            9,545                 (74)
    Other service charges, commissions
       and fees                                                  8,344              9,073            24,319              25,270
    Other income                                                   840                841             4,465               2,682
                                                           -----------        -----------       -----------         -----------
       TOTAL OTHER OPERATING INCOME                             19,527             19,416            68,804              56,319
                                                           -----------        -----------       -----------         -----------
Other operating expense
    Salaries and employee benefits                              24,105             24,186            72,288              69,168
    Net occupancy expense                                        3,257              2,952             9,318               8,500
    Equipment expense                                            3,332              3,258             9,872               9,480
    Service fees                                                 2,732              2,523             8,147               7,795
    Communication                                                1,927              1,838             5,625               5,473
    FDIC assessment                                              2,282              2,143             6,685               6,523
    Advertising and public relations                             1,781              1,570             5,953               5,187
    Other expense                                                2,254              4,127            14,214              14,210
                                                           -----------        -----------       -----------         -----------
       TOTAL OTHER OPERATING EXPENSE                            44,670             42,597           132,210             126,336
                                                           -----------        -----------       -----------         -----------
Income before income taxes                                      20,603             20,852            71,045              70,404
    Income tax expense                                           6,400              5,824            22,466              20,279
                                                           -----------        -----------       -----------         -----------
NET INCOME                                                 $    14,203        $    15,028            48,579         $    50,125
                                                           ===========        ===========       ===========         ===========
NET INCOME PER SHARE                                       $       .80        $      0.85       $      2.75         $      2.84
WEIGHTED AVERAGE SHARES OUTSTANDING                         17,673,895         17,652,212        17,670,929          17,644,106

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT SHARE DATA)


                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                       ----------------------------
                                                                           1994            1993
                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $    48,579      $    50,125
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for possible loan losses                                        (2,750)         (11,000)
  Provision for possible losses on other real estate                            21           (1,627)
  Provision for depreciation and amortization                               13,229            9,283
  Accretion of discount on investment securities, net                       (6,896)            (923)
  Amortization (accretion) of premium (discount) on securities
    available for sale, net                                                 (4,476)           1,615
  Deferred loan fees and costs                                              (2,356)          (2,082)
  Increase (decrease) in other liabilities                                  11,874           (3,225)
  Decrease in other assets                                                  21,382            9,149
  Net cash received from (paid for) loans held for resale                   55,052           (7,670)
  (Gain) loss on sales of securities available for sale                     (9,545)              74
  Other, net                                                                   946              393
                                                                       -----------       ----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                              125,060           44,112
                                                                       -----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing bank balances                  (30,104)         165,096
Proceeds from sales of securities available for sale                     1,585,482          447,196
Proceeds from maturities of investment securities                          252,461          198,537
Proceeds from maturities of securities available for sale                  649,231          128,511
Purchases of investment securities                                      (1,035,558)         (20,019)
Purchases of securities available for sale                              (1,008,383)        (951,621)
Net (increase) decrease in Federal funds sold and securities
    purchased under agreements to resell                                  (205,969)         233,460
Net increase in loans                                                     (258,827)         (90,960)
Proceeds from sales of other real estate                                     6,993            8,397
Purchases of bank premises and equipment                                   (13,825)          (6,532)
Proceeds from sales of bank premises and equipment                           2,543               28
Payment for purchase of common stock of
  First Columbus Financial Corporation                                     (49,343)              --
Cash and due from banks of acquired bank                                    14,072               --
                                                                       -----------       ----------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       (91,227)         112,093
                                                                       -----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits                                                   (23,852)         (99,650)
Net increase (decrease) in Federal funds purchased,
    securities sold under agreements to repurchase,
    and other short-term borrowings                                         23,041         (102,035)
Cash dividends paid                                                        (13,251)         (11,367)
Proceeds from the exercise of common stock options                             277            1,110
                                                                       -----------       ----------
    NET CASH USED BY FINANCING ACTIVITIES                                  (13,785)        (211,942)
                                                                       -----------       ----------
    INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                          20,048          (55,737)
    CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                         293,894          331,905
                                                                       -----------       ----------
    CASH AND DUE FROM BANKS AT END OF PERIOD                           $   313,942       $  276,168
                                                                       ===========       ==========

                                                                     (Continued)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT SHARE DATA)


INCOME TAXES:

          The Company made income tax payments of $20.4 million and $14.7 million during the nine month periods ended September 30, 1994 and 1993, respectively.

INTEREST:

          The Company paid $90.8 million and $96.8 million in interest on deposits and other borrowings during the nine month periods ended September 30, 1994 and 1993, respectively.

ACQUISITION:

          During the second quarter of 1994, the Company purchased substantially all of the common stock of First Columbus Financial Corporation for $49.3 million. In conjunction with the acquisition, liabilities were assumed as follows:


Fair value of assets required                228,652

Cash paid for the common stock                49,343
                                            --------
Liabilities assumed                         $179,309
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

The condensed consolidated financial statements of Deposit Guaranty Corp. include the financial statements of Deposit Guaranty National Bank, a 98%-owned subsidiary, G & W Life Insurance Co., a 79%-owned subsidiary, Commercial National Corporation, a wholly-owned subsidiary, and First Columbus Financial Corporation, a 99%-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.


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

On August 8, 1994, Deposit Guaranty Corp. entered into an agreement of merger with LBO Bancorp, Inc. Under the terms of this agreement, The Louisiana Bank, a wholly-owned subsidiary of LBO Bancorp, will be merged with Commercial National Bank, a wholly-owned subsidiary of Deposit Guaranty Corp. Deposit Guaranty Corp. will exchange approximately 680 thousand shares of common stock for all of LBO Bancorp's common shares outstanding.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Deposit Guaranty Corp.:

We have reviewed the condensed consolidated statement of condition of Deposit Guaranty Corp. and subsidiaries as of September 30, 1994, the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1994 and 1993, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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


                                                 /s/ KPMG PEAT MARWICK LLP
                                                 KPMG PEAT MARWICK LLP


Jackson, Mississippi
October 18, 1994

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         DEPOSIT GUARANTY CORP. AND SUBSIDIARIES

The following discussion reviews the financial condition and the results of operations of Deposit Guaranty Corp. (the Company) for the three-month and nine-month periods ending September 30, 1994 and 1993. This discussion should be read in conjunction with the condensed consolidated financial statements included in Part I, Item I.


BALANCE SHEET

Total assets were $5.134 billion at September 30, 1994, compared to $4.898 billion at December 31, 1993. Securities available for sale decreased $1.182 billion from $1.366 billion at December 31, 1993 to $183.7 million at September 30, 1994. In correlation with the decrease in securities available for sale were increases in interest-bearing bank balances, Federal funds sold and securities purchased under agreements to resell, and investment securities of $30.1 million, $206.5 million and $828.5 million, respectively, as the Company repositioned the securities portfolio. The increases in these accounts reflect the Company's strategy to take advantage of rising interest rates and reinvest in higher-yielding, longer-term securities. Total loans increased from $2.419 billion at December 31, 1993 to $2.718 billion at September 30, 1994, largely as a result of increases in the volume of installment loans and commercial loans. Year-to-date 1994 loan growth has been at an annualized rate of 16%. Total deposits increased from $3.921 billion at December 31, 1993 to $4.067 billion at September 30, 1994 as a result of growth in both interest-bearing and noninterest-bearing deposits. Total stockholders' equity was $436.3 million at September 30, 1994 compared to $395.9 million at December 31, 1993. This increase in stockholders' equity is due primarily to the level of net income retained in 1994 and also reflects unrealized gains, net of deferred income taxes on available for sale securities of $5.3 million at September 30, 1994 as a result of implementing SFAS No. 115.


NET INCOME

Net income for the third quarter of 1994 was $14.2 million compared to $15.0 million for the third quarter of 1993. Net income per share was $.80 for the third quarter of 1994 compared to $.85 for the same period in 1993.

Net income for the nine months ended September 30, 1994 was $48.6 million with net income per share of $2.75 compared to net income of $50.1 million and net income per share of $2.84 for the same period in 1993. Year-to-date net income for 1994 includes gains on the sales of securities available for sale and the negative provision for possible loan losses which increased net income by $5.9 million and $1.8 million, respectively, while 1993 includes an $11.0 million negative provision which increased net income by $7.2 million. For the first nine months of 1994, the return on average assets was 1.32% compared to 1.38% for the same period in 1993. The return on average equity for the first nine months of 1994 was 15.26% compared to 18.50% for 1993.

NET INTEREST INCOME

Net interest income for the third quarter of 1994 was $45.7 million, an increase from $44.0 million for the third quarter of 1993. The net interest margin for the third quarter of 1994 was 4.22%, increasing from 4.19% for the third quarter of 1993. This increase is primarily due to an increase in average interest-earning assets of $132 million or 3.1% and this growth being funded largely by an increase in noninterest-bearing deposits and stockholders' equity. Liability funding, the percentage of interest-earning assets funded by interest-bearing liabilities, decreased from 82.89% in the third quarter of 1993 to 81.23% in the third quarter of 1994. The interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, decreased from 3.62% in 1993 to 3.49% in 1994, resulting from an increase in the rates paid on interest-bearing deposits due to the increase in market interest rates and the decrease in yields earned on securities as the Company temporarily maintained a higher balance of shorter-term, lower-yielding assets as a part of its securities portfolio repositioning strategy during a portion of the third quarter. As a result of increased interest rates, approximately 75% of the securities portfolio funds were redeployed in higher-yielding, longer-term securities late in the third quarter. These funds were redeployed at an average yield of 5.95% reflecting approximately 60% of redeployed funds in two year or under maturities. The effect of this redeployment will become more prominent in the fourth quarter, increasing both interest income and the yield on interest-earning assets.

Increased loan volumes also contributed to increased earnings for the third quarter. Average loan volumes increased 15.97% to $2.6 billion in 1994 as compared to $2.3 billion in 1993. Average total loans as a percentage of interest-earning assets increased from 52.88% during the third quarter of 1993 to 59.50% during the same period in 1994.

Net interest income for the nine months ended September 30, 1994 was $131.6 million compared to $129.4 million for the same period in 1993. The tax equivalent net interest margin decreased from 4.13% in 1993 to 4.11% in 1994. This decrease in the margin is primarily the result of a decrease in the interest spread as yields earned on interest-earning assets declined more rapidly than rates paid on interest-bearing liabilities from 1993 to 1994. The reduction in yields earned on interest-earning assets of 28 basis points was largely a result of the securities portfolio repositioning in 1994. This repositioning resulted in the Company earning lower yields on securities during the first and second quarters as the Company temporarily maintained higher balances of lower yielding, shorter-term investments. During the third quarter, the Company redeployed approximately 75% of the securities portfolio in longer-term, higher yielding securities. The rates paid on interest-bearing deposits decreased 10 basis points from 1993 to 1994 as a result of declines in deposit rates offered and maturing deposits being reinvested at these lower rates. Positively affecting the margin in the first nine months of 1994 were an increase in average loans of 12% and a decrease in the liability funding ratio from 83.83% in 1993 to 81.22% in 1994.

OTHER OPERATING INCOME

Other operating income for the third quarter of 1994 was $19.5 million compared to $19.4 million for the third quarter of 1993. Service charges on deposits and fees for trust services for the third quarter of 1994 increased $793 thousand and $239 thousand, respectively, from the third quarter of 1993, as a result of new business. These increases were partially offset by a decrease of $758 thousand in income recognized on futures and expired option contracts in 1994 compared to the same period in 1993, and a loss of $275 thousand on the sales of available for sale securities in 1994.

Other operating income for the nine months ended September 30, 1994 was $68.8 million compared to $56.3 million for the same period in 1993. Service charges on deposits and fees for trust services for the first nine months increased $1.4 million and $650 thousand, respectively, as a result of new business. Other operating income in the first nine months of 1994 included gains of $9.5 million on the sales of securities available for sale and related derivative contracts resulting from the repositioning of the available for sale portfolio. Other income also increased $1.8 million in the first nine months of 1994 compared to the same period in 1993 due to the reimbursement of legal fees. These increases were partially offset by a $1.4 million decrease in income recognized on futures and expired option contracts.

OTHER OPERATING EXPENSE

Other operating expense for the third quarter of 1994 was $44.7 million, an increase of $2.1 million or 4.9% over the third quarter of 1993. Other expense for the third quarter of 1994 increased to $5.3 million from $4.1 million in the third quarter of 1993 as a result of a decrease in the gains on the sale of other real estate in 1994. This increase was partially offset by a decrease in amortized purchased mortgage servicing of $661 thousand which resulted from increased amortizations due to the level of paydowns of mortgage loans serviced by the Company in 1993. Other occupancy expense increased $305 thousand to $3.3 million, due to normal increases in the cost of maintenance, depreciation, and rental costs.

Other operating expense for the nine months ended September 30, 1994 was $132.1 million compared to $126.3 million for the same period in 1993. This increase is primarily due to a $3.1 million increase in salaries and employee benefits due to normal salary increases. Advertising and public relations expense increased from $5.2 million during the first nine months of 1993 to $6.0 million for the first nine months of 1994 primarily as a result of an increase in target marketing strategies. Net occupancy expense increased $818 thousand to $9.3 million in the third quarter of 1994 compared to the third quarter of 1993 as a result of increases in the cost of maintenance, depreciation, and rental costs.


INCOME TAXES

Income tax expense was $22.5 million for the first nine months of 1994 compared to $20.3 million for the same period in 1993. This increase results primarily from increased pretax income, the effect of the increase in the federal income tax rate from 34% to 35% during the third quarter of 1993, and the first quarter 1993 recognition of a $657 thousand tax benefit resulting from the adoption of SFAS No. 109, "Accounting for Income Taxes". As a result of an increase in the tax rate in 1993, the Company recognized an income tax benefit of $980 thousand due to the Company's level of net deferred tax assets.


CREDIT QUALITY

In the third quarter of 1994, as a result of continued positive trends in credit quality and management's assessment of the adequacy of the allowance, the Company determined that a provision to the allowance for possible loan losses was not necessary.

The allowance for possible loan losses at September 30, 1994 was $57.7 million or 2.12% of total loans and 259% of nonperforming loans outstanding compared to $62.0 million or 2.56% of total loans and 204% of nonperforming loans at December 31, 1993. Nonperforming loans decreased to $22.3 million at September 30, 1994 compared to $30.5 million at December 31, 1993.

Net recoveries for the third quarter of 1994 were $84 thousand compared to third quarter 1993 net recoveries of $1.2 million. Year-to-date net charge-offs were $2.8 million for 1994 compared to net recoveries of $1.9 million for 1993. Year-to-date net charge-offs for 1994 reflect a $6 million charge-off on a single credit.

CAPITAL

The Company's tier 1 capital and total risk-based capital ratios at September 30, 1994 were 12.24% and 13.49%, respectively. This compares to a tier 1 capital ratio of 13.28% and total risk-based capital ratio of 14.54% at December 31, 1993. The decrease in capital ratios from December 31, 1993 to September 30, 1994 is primarily due to an increase in intangibles and total risk-based assets as a result of the acquisition of First Columbus Financial Corporation. The Company's leverage ratio was 8.12% at September 30, 1994 compared to 8.13% at December 31, 1993.

The Company's banking subsidiaries have maintained leverage, tier 1 and total risk-based capital ratios well above the 5%, 6% and 10% minimum guidelines necessary to be categorized as "well capitalized" insured depository institutions under the guidelines set forth by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). At September 30, 1994, Deposit Guaranty National Bank's leverage ratio was 8.63%, tier 1 capital ratio was 12.47% and its total risk-based capital ratio was 13.72%. At September 30, 1994, Commercial National Bank's leverage, tier 1 and total capital ratios were 9.73%, 16.96% and 18.24%, respectively. First Columbus National Bank's leverage, tier 1 and total capital ratios were 12.23%, 23.25%, and 24.51%, respectively.

LIQUIDITY

Liquidity is the Company's ability to ensure that funds are available to meet the cash flow demands of the Company's business. Liquidity is maintained through the Company's ability to convert assets into cash, manage the maturities of liabilities and generate funds on a short-term basis, either through the national Federal funds market, backup lines of credit, or through the National CD market. The Company relies largely on core deposits to fund loan demand and long-term investments. During recent years, the Company has maintained a high level of liquidity as loans have been at a lower than desired level. Loan demand has increased steadily for the first nine months of 1994 and was funded by a reduction in short-term investments. The percentage of loans to deposits remains at a relatively low level of 63% up from 58% in 1993.

ACCOUNTING CHANGES

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 requires a creditor to measure impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective interest rate. For purposes of this Statement, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. In October 1994, the Financial Accounting Standards Board issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". This Statement amends SFAS No. 114 by eliminating the income recognition provisions outlined in SFAS No. 114 and allowing creditors to use existing methods for recognizing interest income on impaired loans. SFAS No. 118 is effective concurrent with the effective date of SFAS No. 114. The adoption of these Statements is not expected to have a material impact on the consolidated financial statements.

In June 1993, the Financial Accounting Standards Board issued SFAS No. 116, "Accounting for Contributions Received and Contributions Made". SFAS No. 116 establishes standards of financial accounting and reporting for contributions received and contributions made. SFAS No. 116 is effective for fiscal years beginning after December 15, 1994 and for interim periods within those fiscal years. Adoption of this Statement is not expected to have a material impact on the consolidated financial statements.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


         There have been no material changes to the legal proceedings described in Item 3 of the Registrant's quarterly report on Form 10-Q (file number 0-4518) filed with the Commission for the period ended June 30, 1994.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index


                                                   TABLE            SEQUENTIAL
                  EXHIBIT                          NUMBER           PAGE NUMBER
                  -------                          ------           -----------
Plan of acquisition, reorganization,
arrangement, liquidation or succession               (2)               N/A

Instruments defining the rights of
security holders, including indentures               (4)               N/A

Material Contracts                                  (10)               N/A

Statements re: computation of per share
earnings                                            (11)                18

Letters re: unaudited interim financial
information                                         (15)                19

Letter re: change in certifying                     (16)               N/A
accountant

Letter re: change in accounting
principles                                          (18)               N/A

Previously unfiled documents                        (19)               N/A

Report furnished to security holders                (20)               N/A

Published report regarding matters
submitted to vote of security holders               (23)               N/A

Consent of experts and counsel                      (24)               N/A

Power of attorney                                   (25)               N/A

Financial data schedule                             (27)                20

Additional exhibits                                 (28)               N/A





________________________________________

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1994.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  DEPOSIT GUARANTY CORP.
                                                      (Registrant)



DATE:   November 11, 1994                       /s/ Stephen E. Barker
                                                Stephen E. Barker
                                                Controller and Principal
                                                Accounting Officer

                                 EXHIBIT INDEX


                                                   TABLE            SEQUENTIAL
                  EXHIBIT                          NUMBER           PAGE NUMBER
                  -------                          ------           -----------
Plan of acquisition, reorganization,
arrangement, liquidation or succession               (2)               N/A

Instruments defining the rights of
security holders, including indentures               (4)               N/A

Material Contracts                                  (10)               N/A

Statements re: computation of per share
earnings                                            (11)                18

Letters re: unaudited interim financial
information                                         (15)                19

Letter re: change in certifying                     (16)               N/A
accountant

Letter re: change in accounting
principles                                          (18)               N/A

Previously unfiled documents                        (19)               N/A

Report furnished to security holders                (20)               N/A

Published report regarding matters
submitted to vote of security holders               (23)               N/A

Consent of experts and counsel                      (24)               N/A

Power of attorney                                   (25)               N/A

Financial data schedule                             (27)                20

Additional exhibits                                 (28)               N/A
