Form 10-K
DEPOSIT GUARANTY CORP
filed 1995-03-31
CIK 28209

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended DECEMBER 31, 1994 Commission file number  0-4518


                            DEPOSIT GUARANTY CORP.
           -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         MISSISSIPPI                                                  64-0472169
-------------------------------                                   -----------------
(State or other jurisdiction of                                     (I.R.S. Employer
incorporation or organization)                                     Identification No.)

     210 EAST CAPITOL STREET, JACKSON, MS                               39201
  ---------------------------------------------                       --------
  (Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code (601) 354-8564

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                      -----------------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
Form 10-K or any amendment to this Form 10-K.   [ X ]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 24, 1995: $477,848,160.

Common stock, no par value, outstanding as of February 24, 1995:  17,677,571 shares

Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on April 18, 1995, are incorporated in Parts III and IV of this report.


================================================================================

                             CROSS REFERENCE INDEX




                                                                                              Page
                                                                                              ----
PART I   Item 1  Business                                                                       4-7
                 Statistical data required by Exchange
                 Act Guide 3 and Securities Act Guide
                 3 included in Management's Discussion
                 and Analysis                                                                 10-30
         Item 2  Properties                                                                       8
         Item 3  Legal Proceedings                                                                9
         Item 4  There has been no submission of matters
                 to a vote of shareholders during the
                 quarter ended December 31, 1994.

PART II  Item 5  Market for Registrant's Common Equity
                 and Related Stockholder Matters                                              26,31
         Item 6  Selected Financial Data                                                         10
         Item 7  Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operation                                                                 10-30
         Item 8  Financial Statements and
                 Supplementary Data:
                 Consolidated Statements of Condition -
                 December 31, 1994 and 1993                                                      32
                 Consolidated Statements of Earnings -
                 Years Ended December 31, 1994,
                 1993, and 1992                                                                  33
                 Consolidated Statements of Changes in
                 Stockholders' Equity - Years
                 Ended December 31, 1994, 1993,
                 and 1992                                                                        34
                 Consolidated Statements of Cash Flows -
                 Years Ended December 31, 1994,
                 1993, and 1992                                                                  35
                 Notes to Consolidated Financial Statements                                   36-49
                 Independent Auditors' Report                                                    50
         Item 9  There has been no disagreement with
                 accountants on accounting and financial
                 matters.


                             CROSS REFERENCE INDEX


PART III         Item 10  Directors and Executive Officers of the
                          Registrant                                                          6,7,*
                 Item 11  Executive Compensation                                              *
                 Item 12  Security Ownership of Certain Beneficial
                          Owners and Management                                               *
                 Item 13  Certain Relationships and Related
                          Transactions                                                        *

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


   * Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.

BUSINESS

General

         Deposit Guaranty Corp. (the "Company") is a Mississippi business corporation organized in 1968 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended. During 1994, the Company conducted its business through its 98%- owned subsidiary, Deposit Guaranty National Bank ("Deposit Guaranty"); through its 100%-owned subsidiaries, Commercial National Corporation and G&W Life Insurance Company; and through Deposit Guaranty's 100%-owned subsidiaries, Deposit Guaranty Mortgage Company (the "Mortgage Company"), Deposit Guaranty Investments, Inc., and Deposit Guaranty Student Loans, Inc., and Commercial National Corporation's 100%-owned subsidiary, Commercial National Bank ("Commercial") and Commercial's 100%-owned subsidiary Commercial National Brokerage Services, Inc.

         During 1994, the Company acquired First Columbus Financial Corporation and its wholly-owned subsidiary First Columbus National Bank located in Columbus, Mississippi, with assets of approximately $209 million. First Columbus Financial Corporation was merged into the Company and First Columbus National Bank was merged into Deposit Guaranty. At year end 1994, the Company acquired LBO BanCorp, Inc., with assets of $96 million, and its wholly-owned subsidiary, Louisiana Bank, located in West Monroe, Louisiana. LBO BanCorp, Inc. was merged into a subsidiary of the Company and Louisiana Bank was merged into Commercial.

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

         The Company's subsidiary banks are subject to restrictions under federal law applicable to certain transactions between each of them and the Company and its nonbanking subsidiaries, including loans, other extensions of credit, investments or asset purchases. Such transactions between any subsidiary bank and the Company or any nonbanking subsidiary are limited in amount to 10% of such subsidiary bank's capital and surplus. The total of such transactions between any subsidiary bank and the Company and certain of its affiliates, with certain exceptions, is limited to an aggregate of 20% of such subsidiary bank's capital and surplus. Furthermore, loans and extensions of credit from a subsidiary bank to the Company or its nonbank affiliates are required to be secured in specified amounts by specified types of collateral. At December 31, 1994, the banks could lend the Company a maximum of approximately $22.3 million in aggregate.

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

         During 1994, the Company and its subsidiaries were engaged only in the general banking business and activities closely related to banking or to managing or controlling banks, as authorized by the laws of the United States and regulations pursuant thereto. The Company's banking subsidiaries comprise more than 99% of the related combined revenue, profits and assets of all industry segments of the Company.

         A discussion of business activities of the Company and its operating subsidiaries follows:

         The Company is a multi-bank holding company headquartered in Jackson, Mississippi. The Company offers complete banking and trust services to the commercial, industrial and agricultural areas which it serves through its two principal banking subsidiaries, Deposit Guaranty and Commercial.

         Deposit Guaranty is located throughout Mississippi with 135 banking locations and is the second largest bank in Mississippi.

     Commercial is located in Louisiana. It is the fifth largest bank in Louisiana and has nineteen banking locations in the Shreveport/Bossier market and five branches in the Monroe/West Monroe market.

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

         The Company provides credit insurance related to extensions of credit by the Company through its subsidiary, G & W Life Insurance Company.

         On December 31, 1994, the Company and its subsidiaries had approximately 2,613 employees.

Executive Officers of the Registrant


         The chart provided below contains certain information concerning the executive officers of the Company and its principal subsidiaries.

                                        Position(s) And Office(s)
                                          Held With the Company          Assumed
      Name                    Age          And Subsidiaries           Present Office(s)
--------------------          ---    ----------------------------     -----------------
E. B. Robinson, Jr.           53      Chairman of the Board and       January 1, 1984
                                      Chief Executive Officer
                                      of the Company and Deposit
                                      Guaranty

Howard L. McMillan, Jr.        56     President and Chief             January 1, 1984
                                      Operating Officer of the
                                      company and Deposit
                                      Guaranty

Steven C. Walker               45     President and Chief             October 17, 1989
                                      Executive Officer of
                                      Commercial



                                                Position(s) And Office(s)
                                                  Held With the Company          Assumed
      Name                            Age          And Subsidiaries           Present Office(s)
--------------------                  ---    ----------------------------    -----------------
Arlen L. McDonald                      46     Executive Vice President       March 16, 1976
                                              and Chief Financial
                                              Officer of the Company
                                              and Deposit Guaranty

Robert G. Barnett                      61     General Counsel and            March 18, 1975
                                              Secretary of the Company
                                              and Deposit Guaranty

William R. Boone                       57     Executive Vice President       December 17, 1974
                                              of the Company and Deposit
                                              Guaranty

Thomas M. Hontzas                      50     Executive Vice President       May 18, 1982
                                              of the Company and
                                              Deposit Guaranty

James S. Lenoir                        52     Executive Vice President       February 15, 1983
                                              and Chief Credit Officer
                                              of the Company and Deposit
                                              Guaranty

W. Parks Johnson                       52     Executive Vice President       February 16, 1994
                                              of Deposit Guaranty

W. Murray Pate                         47     Executive Vice President       October 1, 1990
                                              of the Company and Deposit
                                              Guaranty

W. Stanley Pratt                       49     Executive Vice President       December 20, 1983
                                              of Deposit Guaranty

Stephen E. Barker                      38     Controller and Principal       February 16, 1993
                                              Accounting Officer of the
                                              Company and Deposit Guaranty


    All executive officers have held executive or senior management positions with the Company or its principal subsidiaries for more than five years.

PROPERTIES


    The Company has its principal office in Deposit Guaranty Plaza ("Plaza"), 210 East Capitol Street, Jackson, Mississippi. The Plaza contains approximately 336,000 square feet of net rentable space. Deposit Guaranty occupies approximately 117,000 square feet, and the Company and its other subsidiaries occupy approximately 32,000 square feet. An additional 170,000 square feet is occupied by various tenants under short-term leases and approximately 17,000 square feet is presently unoccupied.

    Deposit Guaranty owns the building at 200 East Capitol Street, Jackson, Mississippi, adjacent to Deposit Guaranty Plaza. This building, completed in its present form in 1958, contains approximately 157,000 square feet of net rentable space. This building was renovated during 1975 and is occupied by the Company, Deposit Guaranty, the Mortgage Company, and various tenants. Deposit Guaranty occupies approximately 72,600 square feet and the Company occupies approximately 43,400 square feet.

    Deposit Guaranty owns eighty-two of its one hundred and eight full-service branch banking facilities. The remaining twenty-six branch banking facilities are occupied under leases expiring from 1995 through 2018. Deposit Guaranty also owns and occupies an operations center in Jackson, Mississippi, completed in 1967, containing approximately 58,000 square feet. Deposit Guaranty's management considers all of its buildings and leased premises to be in good condition.

    Deposit Guaranty holds fee title to eight tracts of land held as locations for additional banking facilities in the future.

    The Company also has an office in the Commercial Center, located in downtown Shreveport, Louisiana, at 333 Texas Street. Commercial Center is comprised of a twenty-four story office tower which was placed in service in 1986, a fifteen story office building constructed in 1940, and an adjoining parking garage which was completed in 1986.

    The complex contains approximately 492,000 net rentable square feet. Commercial occupies approximately 211,400 net rentable square feet. An additional 227,300 net rentable square feet is occupied by various tenants and approximately 53,300 net rentable square feet is presently unoccupied. This complex, as well as the entire city block on which it is located, is owned by Commercial.

    At December 31, 1994, Commercial owns eleven of its twelve banking locations. The remaining branch banking facility is occupied under a lease expiring in 1999.

    None of the properties described above are subject to any significant encumbrances. Commercial's management believes that all of its properties are in good condition.

    The home office of the Mortgage Company is located at 200 East Capitol Street in Deposit Guaranty's building adjacent to the Plaza. This month-to-month lease covers approximately 8,400 square feet of space. The Mortgage Company also owns and occupies the building at 1485 Livingston Lane, Jackson, Mississippi, which was purchased in 1986, and contains approximately 15,350 square feet. The Mortgage Company's other nineteen branch offices are located in premises held under short-term leases. All premises leased by the Mortgage Company are considered to be in good condition.

LEGAL PROCEEDINGS


    The Company's subsidiary, Commercial National Bank (CNB), is a defendant in litigation originally filed on December 20, 1990 by First National Bank of Fairfield, Texas, against Louisiana Housing Finance Agency, First Executive Corporation, Executive Life Insurance Company, Fred Carr, Michael Milken, Howard, Weil, Labouisse, Fredricks, Inc., Kutak, Rock and Campbell and CNB.
The litigation against CNB arises out of a Louisiana Housing Finance Agency Municipal Bond Issue. The litigation against CNB was consolidated for pretrial purposes with seven other suits arising out of seven other issues of bonds by various issuing authorities across the country. The consolidated litigation is styled and numbered: "In re: Taxable Municipal Bond Securities Litigation", M.D.L. #863 in the United States District Court for the Eastern District of Louisiana. In May of 1991, First National Bank filed an amended complaint adding as defendants numerous broker dealer firms serving as a member of the underwriting syndicate for the bonds. Also, named as a defendant were some officers of some corporate defendants. CNB was trustee for the issue and, in general, it is claimed that fraud was practiced on the bondholders in that the proceeds of the issue were not used for the purpose stated in the official statement. Additionally, the claim alleges conspiracy and improper conduct concerning CNB's role as trustee. In addition, some of the codefendants of CNB have asserted claims against CNB for contribution in the event those defendants are found to be liable to plaintiff. Likewise, CNB has asserted contribution claims against its codefendants. Although the litigation currently involves only one bondholder, certification as a class action suit has been requested. The claims do not specify damages, but involve a $150 million bond issue.
While the ultimate outcome of the lawsuit at this time cannot be predicted with certainty, management believes that CNB has good and meritorious defenses and should prevail.

    The Company's subsidiary, Deposit Guaranty National Bank (DGNB), was a defendant in two cases - Peterson and Winters v. DGNB, Civil Action No. 1:93cv287-S-D filed in the United States District Court for the Northern District of Mississippi on September 27, 1993, and Winters v. DGNB, Civil Action No. 93-77-77 filed in the Circuit Court for the First Judicial District
of Hinds County, Mississippi, on October 25, 1993.    The federal court case
has been dismissed without prejudice. The state court case has been transferred to the Chancery Court of Lowndes County, Mississippi, and is now styled and numbered in that court as Winters v. DGNB, Cause No. 94-0583. The plaintiffs are some of the beneficiaries of a trust terminated in 1984 (of which DGNB was trustee) and a presently existing trust (of which DGNB is trustee). In an amended complaint, plaintiffs claim that DGNB was negligent in its dealings with the trust property, breached its trust duties by allegedly abusing its discretion and negligently handling trust assets, engaged in self dealing, and was grossly negligent in its handling of the trusts. The case seeks actual damages for waste of trust assets and loss of income and punitive damages, both in an unspecified amount to be proven at trial, and attorney fees and court costs. While the ultimate outcome of the lawsuit cannot be predicted with certainty, management believes that the ultimate resolution of this matter will not have a material effect on the Company's consolidated financial statements.

    In addition, the Company is subject to numerous other pending and threatened legal actions arising in the normal course of business and management believes that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
=======================================

TABLE 1 - SELECTED FINANCIAL DATA
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                            YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------------------------
                                                   1994             1993           1992              1991             1990
                                               --------------------------------------------------------------------------------
STATEMENTS OF EARNINGS
Interest income . . . . . . . . . . . . . . .  $   307,272    $     299,327    $    322,114     $     382,432    $      406,724
Interest expense  . . . . . . . . . . . . . .      125,881          124,687         155,459           231,473           257,023
                                               --------------------------------------------------------------------------------
Net interest income . . . . . . . . . . . . .      181,391          174,640         166,655           150,959           149,701
Provision for possible loan losses  . . . . .       (4,750)         (16,000)         10,378            17,260            46,409
                                               --------------------------------------------------------------------------------
Net interest income after provision for
  possible loan losses  . . . . . . . . . . .      186,141          190,640         156,277           133,699           103,292
Other operating income  . . . . . . . . . . .       93,499           74,781          67,977            61,439            74,955
Other operating expenses  . . . . . . . . . .      180,047          171,567         164,470           152,828           145,315
                                               --------------------------------------------------------------------------------
Income before income taxes  . . . . . . . . .       99,593           93,854          59,784            42,310            32,932
Income tax expense  . . . . . . . . . . . . .       32,463           27,302          14,270            10,090             8,407
                                               --------------------------------------------------------------------------------
Net income  . . . . . . . . . . . . . . . . .  $    67,130    $      66,552    $     45,514     $      32,220    $       24,525
                                               ================================================================================

NET INCOME PER SHARE
  Primary . . . . . . . . . . . . . . . . . .  $      3.80    $        3.77    $       2.67     $        2.04    $         1.55
  Fully diluted . . . . . . . . . . . . . . .         3.80             3.77            2.63              1.93              1.49

WEIGHTED AVERAGE SHARES OUTSTANDING
  Primary . . . . . . . . . . . . . . . . . .   17,668,062       17,649,852      17,033,664        15,799,996        15,799,996
  Fully diluted . . . . . . . . . . . . . . .   17,668,062       17,649,852      17,465,282        17,442,388        17,442,388
CASH DIVIDENDS PER SHARE  . . . . . . . . . .  $      1.06    $         .93    $        .80     $         .78    $          .78

STATEMENT OF CONDITION - AVERAGES
Total assets  . . . . . . . . . . . . . . . .  $ 4,940,977    $   4,826,726    $  4,777,596     $   4,814,533    $    4,522,212
Earning assets  . . . . . . . . . . . . . . .    4,413,938        4,333,740       4,275,345         4,329,336         4,036,671
Securities available for sale   . . . . . . .      712,184        1,308,634              --                --                --
Investment securities . . . . . . . . . . . .      718,891          396,011       1,616,658         1,417,299         1,036,123
Loans, net of unearned income . . . . . . . .    2,581,724        2,293,416       2,261,034         2,411,731         2,633,394
Deposits  . . . . . . . . . . . . . . . . . .    3,997,038        3,867,669       3,876,927         3,990,963         3,692,556
Long-term debt  . . . . . . . . . . . . . . .           --               --           6,320            24,020            24,236
Total stockholders' equity  . . . . . . . . .      429,967          367,592         315,833           275,345           259,644

SELECTED RATIOS
Return on average assets  . . . . . . . . . .         1.36%            1.38%            .95%              .67%              .54%
Return on average equity  . . . . . . . . . .        15.61            18.10           14.41             11.70              9.45
Net interest margin - tax equivalent  . . . .         4.24             4.18            4.12              3.77              4.04
Allowance for possible loan losses to
  loans, net of unearned income . . . . . . .         1.95             2.56            3.30              3.74              3.46
Net charge-offs (recoveries) to average
  loans, net of unearned income   . . . . . .          .10             (.14)           1.02               .77              1.14
Dividend payout . . . . . . . . . . . . . . .        27.89            24.67           29.96             38.24             50.32
Average equity to average assets  . . . . . .         8.70             7.62            6.61              5.72              5.74
Leverage ratio  . . . . . . . . . . . . . . .         8.43             8.13            6.80              5.42              5.19
Tier I risk-based . . . . . . . . . . . . . .        12.49            13.28           12.00              9.95              8.25
Total risk-based  . . . . . . . . . . . . . .        13.75            14.54           13.27             12.11             10.31

All share data reflects a 2 for 1 stock split declared in 1992.
The dividend payout ratio is calculated using historical Deposit Guaranty Corp. dividends per share.

================================================================================

FINANCIAL REVIEW

The following discussion reviews the results of operations and assesses the financial condition of Deposit Guaranty Corp. (the Company) and should be read in conjunction with the consolidated financial statements included in this Annual Report.

     The Company's results reflect record earnings for 1994 of $67.1 million compared to $66.6 million in 1993 and $45.5 million in 1992. Fully diluted net income per share for 1994 was $3.80 compared to $3.77 and $2.63 in 1993 and 1992, respectively.

     The improvement in 1994's net income as compared to 1993 was primarily the result of an increase in net interest income and an increase in noninterest income due to gains on sales of securities. Improvement in net interest income





                                     ______

TABLE 2 - SUMMARY OF QUARTERLY RESULTS
(IN THOUSANDS EXCEPT PER SHARE DATA)

The summary of quarterly results of operations is presented in the following table.

                                                                                       QUARTER ENDED
                                                                       --------------------------------------------
                                                                       DEC. 31    SEPT. 30    JUNE 30      MARCH 31
                                                                       --------------------------------------------
1994
Interest income   . . . . . . . . . . . . . . . . . . . . . . . .      $ 84,068   $ 78,133   $  73,156     $ 71,915
Net interest income . . . . . . . . . . . . . . . . . . . . . . .        49,798     45,746      42,977       42,870
Provision for possible
  loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,000)        --      (2,750)          --
Gains (losses) on securities
  available for sale  . . . . . . . . . . . . . . . . . . . . . .         4,076       (275)      1,088        8,732
Income before income taxes  . . . . . . . . . . . . . . . . . . .        28,548     20,603      22,771       27,671
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,551     14,203      15,706       18,670
Net income per share  . . . . . . . . . . . . . . . . . . . . . .          1.05        .80         .89         1.06

1993
Interest income . . . . . . . . . . . . . . . . . . . . . . . . .      $ 74,589   $ 75,015   $  75,203     $ 74,520
Net interest income   . . . . . . . . . . . . . . . . . . . . . .        45,219     44,033      43,386       42,002
Provision for possible
  loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,000)        --     (11,000)          --
Gains (losses) on securities
  available for sale  . . . . . . . . . . . . . . . . . . . . . .           (28)       (84)        137         (127)
Income before income taxes  . . . . . . . . . . . . . . . . . . .        23,450     20,852      30,445       19,107
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,427     15,028      21,176       13,921
Net income per share  . . . . . . . . . . . . . . . . . . . . . .           .93        .85        1.20          .79

================================================================================

resulted largely from increased loan volume in 1994 and an increase in the primary noninterest-bearing funding source, net demand deposits. Due to the increasing interest rate environment, substantially all of the fixed-rate securities available for sale were either sold or converted to floating-rate instruments during 1994. As a result, gains on securities available for sale of $13.6 million were recognized in 1994. Net income in 1994 included a negative provision to the allowance for possible loan losses of $4.75 million as a result of improved credit quality and compares to a negative provision of $16 million for 1993.

    On May 18, 1994, the Company acquired First Columbus Financial Corporation
(FCFC) and its wholly-owned subsidiary First Columbus National Bank (FCNB) located in Columbus, Mississippi, with assets of approximately $209 million. The transaction was accounted for as a purchase; therefore, the results of operations of FCFC are included in the consolidated financial statements from the acquisition date. This acquisition affects the comparability of the Company's 1994 consolidated financial statements with prior years.

    At year end, the Company acquired LBO BanCorp, Inc., with assets of $96 million, and its wholly-owned banking subsidiary, Louisiana Bank, located in West Monroe, Louisiana, in a purchase business combination. This acquired company will be included in the Company's consolidated financial statements beginning January 1, 1995.

    In December of 1994, the Company entered into a definitive agreement to acquire Citizens National Bancshares, Inc., with assets of $190 million, and its wholly-owned banking subsidiary Citizens National Bank, located in Hammond, Louisiana. This acquisition will be accounted for as a pooling of interest and is expected to be consummated during the second quarter of 1995.

    Additionally, the Company will purchase the Coahoma County, Mississippi, operations of a local Mississippi bank. This transaction is expected to be consummated by the end of the first quarter of 1995 and will add assets of approximately $82 million.

    At year end 1994, total assets were $5.1 billion, an increase of 4% over year end 1993. Total average assets increased to $4.9 billion in 1994 from $4.8 billion in 1993. The return on average assets for 1994 was 1.36% compared to 1.38% in 1993 and .95% in 1992. The return on average equity in 1994 was 15.61% compared to 18.10% and 14.41% in 1993 and 1992, respectively. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this Statement securities available for sale are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity, net of deferred income taxes. The effect of adopting this Statement increased average assets $16.4 million and





                                     ______

TABLE 3 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES
(DOLLARS IN THOUSANDS)

The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average balances, related interest income or expense and the resulting yield or rate for 1994, 1993 and 1992.


                                             1994                          1993                        1992
                             ----------------------------------------------------------------------------------------------
                                           INTEREST AVERAGE                Interest Average               Interest  Average
                                AVERAGE    INCOME/   YIELD/    Average     Income/   Yield/     Average   Income/   Yield/
ASSETS                          BALANCE    EXPENSE    RATE     Balance     Expense    Rate      Balance   Expense    Rate
                             -----------------------------------------------------------------------------------------------
Interest-earning assets:
Loans, net of unearned
  income  . . . . . . . . .  $2,581,724    $206,280    7.99%   $2,293,416  $182,047    7.94%   $2,261,034  $187,422   8.29%
Investment securities:
  Taxable . . . . . . . . .     609,604      41,511    6.81       281,589    25,116    8.92     1,265,334    91,210   7.21
  Exempt from Federal
   income tax   . . . . . .     109,287      11,876   10.87       114,422    12,903   11.28       155,630    18,096  11.63
Securities available
  for sale:
  Taxable . . . . . . . . .     710,738      36,353    5.11     1,306,209    74,167    5.68       194,224    18,062   9.30
  Exempt from Federal
   income tax   . . . . . .       1,446         118    8.16         2,425       269   11.09         1,470       118   8.03
Trading account
  securities  . . . . . . .       4,714         322    6.83         4,018       283    7.04         3,811       264   6.93
Federal funds sold
  and securities purchased
  under agreements to resell    269,432      11,111    4.12       277,127     8,576    3.09       296,032    10,913   3.69
Interest-bearing
  bank balances . . . . . .     126,993       5,184    4.08        54,534     1,732    3.18        97,810     4,408   4.51
                             -----------------------------------------------------------------------------------------------
Total interest-earning
  assets  . . . . . . . . .   4,413,938     312,755    7.09     4,333,740   305,093    7.04     4,275,345   330,493   7.73
Noninterest-earning assets:
Cash and due from
  banks . . . . . . . . . .     298,143                           281,448                         273,589
Bank premises and
  equipment . . . . . . . .     128,862                           125,009                         120,484
Other assets  . . . . . . .     144,857                           157,145                         194,641
Allowance for possible
  loan losses . . . . . . .     (61,178)                          (70,616)                        (86,463)
Unrealized gain
  on securities
  available for sale  . . .      16,355                                --                              --
                             -----------------------------------------------------------------------------------------------
Total assets  . . . . . . .  $4,940,977                        $4,826,726                      $4,777,596
                             ===============================================================================================

For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for 1994 and 1993 and 34% for 1992.

================================================================================

average equity $10.1 million. Assuming SFAS No. 115 had not been adopted, the returns on average assets and equity would have been 1.37% and 15.99%, respectively.

The capital ratios for the Company continue to be well above the minimum regulatory guidelines. The leverage ratio for the Company at December 31, 1994 was 8.43% compared to 8.13% in 1993. The tier I and total risk-based capital ratios for December 1994 were 12.49% and 13.75% compared to 13.28% and 14.54% in 1993. The capital ratios of the Company's two major banking subsidiaries categorize them as "well capitalized" according to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

    Identification of the changes in the significant components of earnings from quarter-to-quarter aids in understanding the results of the Company's operations. Gains on the sales of securities in the first, second and fourth quarters of 1994 of $8.7 million, $1.1 million and $4.1 million were the result of management's strategy to take advantage of rising interest rates by liquidating substantially all of the available for sale portfolio and ultimately reinvesting in higher-yielding securities. Substantially all of the proceeds from the liquidation were temporarily reinvested in lower-yielding money market investments. During the third quarter of 1994, these funds were reinvested in higher-yielding one and two year securities, contributing to the increase in net interest income in the third





                                     ______

(DOLLARS IN THOUSANDS)


                                             1994                            1993                           1992
                             -----------------------------------------------------------------------------------------------
                                           INTEREST AVERAGE                 Interest Average               Interest  Average
                                AVERAGE    INCOME/   YIELD/      Average    Income/   Yield/     Average   Income/   Yield/
LIABILITIES                     BALANCE    EXPENSE    RATE       Balance    Expense    Rate      Balance   Expense    Rate
                             -----------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Savings deposits  . . . . .  $1,592,776     $37,369    2.35%   $1,497,249   $34,296    2.29%   $1,428,639   $43,555   3.05%
Time deposits . . . . . . .   1,528,590      71,947    4.71     1,572,564    75,899    4.83     1,722,113    94,708   5.50
Federal funds purchased,
  securities sold under
  agreements to repurchase
  and other short-term
  borrowings  . . . . . . .     452,610      16,565    3.66       525,221    14,492    2.76       514,073    16,633   3.24
Long-term debt  . . . . . .          --          --      --            --        --      --         6,320       563   8.91
                             -----------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities . . . . . . .   3,573,976     125,881    3.52     3,595,034   124,687    3.47     3,671,145   155,459   4.23
Noninterest-bearing
  liabilities:
Deposits  . . . . . . . . .     875,672                           797,856                         726,175
Other liabilities . . . . .      61,362                            66,244                          64,443
                             -----------------------------------------------------------------------------------------------
Total liabilities . . . . .   4,511,010                         4,459,134                       4,461,763
Stockholders' equity  . . .     429,967                           367,592                         315,833
                             -----------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity  . .  $4,940,977                        $4,826,726                      $4,777,596
                             ===============================================================================================
Net interest income/
  margin - tax equivalent .                 186,874   4.24%                 180,406  4.18%                  175,034  4.12%
                             ===============================================================================================
Tax equivalent
  adjustment:
  Loans . . . . . . . . . .                   1,846                           1,801                           2,121
  Investment securities . .                   3,559                           3,841                           6,202
  Securities available
   for sale   . . . . . . .                      14                              58                              --
  Other . . . . . . . . . .                      64                              66                              56
                             -----------------------------------------------------------------------------------------------
Total tax equivalent
  adjustment  . . . . . . .                   5,483                           5,766                           8,379
                             -----------------------------------------------------------------------------------------------
Net interest income . . . .                $181,391                        $174,640                        $166,655
                             ===============================================================================================

================================================================================

and fourth quarters. Loan growth throughout 1994 combined with increasing market rates on all interest-earning asset categories, while deposit costs remained relatively stable, also contributed to the increase in net interest income. The Company had a negative provision to the allowance for possible loan losses in the second quarter of 1994 of $2.75 million and an additional negative provision in the fourth quarter of 1994 of $2 million. The second quarter also included a gain of approximately $1.9 million due to the reimbursement of legal fees expensed in prior years.

The Company had a negative provision in the second and fourth quarters of 1993 of $11 million and $5 million, due to the improving economic conditions, improved credit quality trends, net recoveries and management's assessment of the adequacy of the allowance for possible loan losses. The first quarter of 1993 includes the adoption of SFAS No. 109, "Accounting for Income Taxes," which increased net income by $657 thousand. Net income for 1993 reflects adjustments to the Company's accruals for deferred compensation and pension costs. The net effect of these adjustments was to decrease net income for the year by approximately $293 thousand. Included in this amount is a reduction in net income of $1.4 million (primary and fully diluted per share effect of $.08) that relates to years prior to 1993.





                                     ______

TABLE 4 - TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS
(IN THOUSANDS)

The following table sets forth, for the periods indicated, a summary of the changes in interest income and expense resulting from changes in volume and changes in rates.

                                                               1994 COMPARED TO 1993            1993 Compared To 1992
                                                        ------------------------------------------------------------------
                                                            INCREASE (DECREASE) DUE TO       Increase (Decrease) Due To
                                                        ------------------------------------------------------------------
                                                          VOLUME       RATE        NET      Volume       Rate        Net
                                                        ------------------------------------------------------------------
Interest income on:
Loans . . . . . . . . . . . . . . . . . . . . . . . .   $ 22,885    $  1,348    $ 24,233   $  2,684   $ (8,059)   $ (5,375)
Investment securities:
 Taxable  . . . . . . . . . . . . . . . . . . . . . .     29,257     (12,862)     16,395    (70,912)     4,818     (66,094)
 Exempt from Federal income tax   . . . . . . . . . .       (579)       (448)     (1,027)    (4,791)      (402)     (5,193)
Securities available for sale:
 Taxable  . . . . . . . . . . . . . . . . . . . . . .    (33,811)     (4,003)    (37,814)   103,410    (47,305)     56,105
 Exempt from Federal income tax   . . . . . . . . . .       (109)        (42)       (151)        77         74         151
Trading account securities  . . . . . . . . . . . . .         49         (10)         39         14          5          19
Federal funds sold and securities purchased
 under agreements to resell   . . . . . . . . . . . .       (238)      2,773       2,535       (697)    (1,640)     (2,337)
Interest-bearing bank balances  . . . . . . . . . . .      2,301       1,151       3,452     (1,950)      (726)     (2,676)
                                                        ------------------------------------------------------------------
    Total . . . . . . . . . . . . . . . . . . . . . .     19,755     (12,093)      7,662     27,835    (53,235)    (25,400)
                                                        ------------------------------------------------------------------
Interest expense on:
Savings deposits  . . . . . . . . . . . . . . . . . .      2,188         885       3,073      2,092    (11,351)     (9,259)
Time deposits . . . . . . . . . . . . . . . . . . . .     (2,122)     (1,830)     (3,952)    (8,224)   (10,585)    (18,809)
Federal funds purchased, securities sold
 under agreements to repurchase, and other
 short-term borrowings  . . . . . . . . . . . . . . .     (2,003)      4,076       2,073        361     (2,502)     (2,141)
Long-term debt  . . . . . . . . . . . . . . . . . . .         --          --          --       (563)        --        (563)
                                                        ------------------------------------------------------------------
    Total . . . . . . . . . . . . . . . . . . . . . .     (1,937)      3,131       1,194     (6,334)   (24,438)    (30,772)
                                                        ------------------------------------------------------------------
Changes in net interest income-tax equivalent . . . .   $ 21,692    $(15,224)   $  6,468   $ 34,169   $(28,797)   $  5,372
                                                        ==================================================================

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

================================================================================

NET INTEREST INCOME
Net interest income is the largest component of the Company's net income and represents the income earned on interest-earning assets less the cost of interest-bearing liabilities. This major source of income represents the earnings from the Company's primary business of gathering funds from deposit sources and investing those funds in loans and securities. The Company's long-term objective is to manage those assets and liabilities to provide the largest possible amount of income, while balancing interest-rate, credit, liquidity and capital risks.

    Net interest income is presented in this discussion on a tax-equivalent basis, so that the income from assets exempt from Federal income taxes is adjusted based on a statutory marginal Federal income tax rate of 35% for 1994 and 1993, and 34% for 1992. The tax equivalent net interest margin (margin) provides an indication of the efficiency of the earnings from balance-sheet activities and is calculated by dividing the tax-equivalent net interest income by interest-earning assets. The margin is affected by changes in the spread between interest-earning asset yields and interest-bearing liability costs (interest spread) and by the percentage of interest-earning assets funded by interest-bearing liabilities (liability funding).

    Tax-equivalent net interest income in 1994 was $186.9 million compared to $180.4 million in 1993 and $175 million in 1992. The 4.24% margin achieved for 1994 is an increase over the 4.18% for 1993 and 4.12% for 1992. The increase in the 1994 margin is attributable to three principal factors, an increase of 13% in average loans, stable funding costs and an improved mix of funding sources due to an increase in average net demand deposits. The liquidation and repositioning of the securities portfolio in 1994 had a temporary negative impact on the margin for 1994 due to funds being reinvested in short-term investments in anticipation of increases in market interest rates. The margin increased throughout the last three quarters of 1994, with the fourth quarter increasing to 4.62%.

    As the local and national economies improved during 1994, demand for consumer and business loans increased substantially. Average loans increased $288 million, or 13%, in 1994 compared to 1993, and resulted in a more favorable





                                     ______

TABLE 5 - INTEREST SENSITIVITY
(IN THOUSANDS)

The following table reflects the interest sensitivity of the Company over various periods as of December 31, 1994, based on contractual maturities as of that date.

                                                            0-3        4-12        1-5        Over 5
                                                          Months      Months      Years        Years       Total
                                                     --------------------------------------------------------------
Assets
Interest-earning assets:
Loans, net of unearned income . . . . . . . . .      $1,406,516   $ 407,632    $  745,674   $  299,576   $2,859,398
Investment securities . . . . . . . . . . . . .          89,115     538,388       534,064      168,604    1,330,171
Securities available for sale . . . . . . . . .           1,870       5,245         1,208          308        8,631
Trading account securities  . . . . . . . . . .           4,531          --            --           --        4,531
Federal funds sold and securities
 purchased under agreements to resell   . . . .         224,109          --            --           --      224,109
Interest-bearing bank balances  . . . . . . . .         135,298          --            --           --      135,298
                                                     --------------------------------------------------------------
 Total interest-earning assets  . . . . . . . .       1,861,439     951,265     1,280,946      468,488    4,562,138
Noninterest-earning assets  . . . . . . . . . .              --          --            --      568,759      568,759
                                                     --------------------------------------------------------------
 Total assets   . . . . . . . . . . . . . . . .      $1,861,439   $ 951,265    $1,280,946   $1,037,247   $5,130,897
                                                     ==============================================================
Liabilities and stockholders' equity
Interest-bearing liabilities:
Savings deposits  . . . . . . . . . . . . . . .      $1,569,094   $      --    $       --   $       --   $1,569,094
Time deposits . . . . . . . . . . . . . . . . .         378,775     502,114       582,557       58,499    1,521,945
Short-term borrowings . . . . . . . . . . . . .         564,789          --            --           --      564,789
                                                     --------------------------------------------------------------
 Total interest-bearing liabilities   . . . . .       2,512,658     502,114       582,557       58,499    3,655,828
Noninterest-bearing deposits  . . . . . . . . .              --     153,092       287,988      506,431      947,511
Other liabilities . . . . . . . . . . . . . . .              --          --            --       84,009       84,009
Stockholders' equity  . . . . . . . . . . . . .              --          --            --      443,549      443,549
                                                     --------------------------------------------------------------
 Total liabilities and stockholders' equity   .      $2,512,658   $ 655,206    $  870,545   $1,092,488   $5,130,897
                                                     ==============================================================
Interest rate swaps . . . . . . . . . . . . . .      $  125,000   $  60,000    $ (100,000)  $  (85,000)
Interest sensitive gap  . . . . . . . . . . . .        (526,219)    356,059       310,401     (140,241)
Cumulative interest sensitive gap . . . . . . .        (526,219)   (170,160)      140,241           --
Cumulative interest sensitive gap
 as a percent of total assets   . . . . . . . .          (10.26)%     (3.32)%        2.73%          --

================================================================================

mix as loans increased as a percent of interest-earning assets to 59% in 1994 from 53% in 1993. Loan growth was primarily funded by a reduction in securities, resulting in a more profitable mix of assets due to the higher yields achieved on loans relative to securities. This change in asset mix contributed to the increased yield on interest-earning assets and to the growth in net interest income.

    Another significant contributing factor to the increase in net interest income and the margin was the stable cost of funding sources while market interest rates rose rapidly. The rates paid on interest-bearing deposits for 1994 were 3.50%, a decrease from 3.59% in 1993 compared to an increase in the yield on interest-earning assets in 1994 to 7.09% from 7.04% in 1993. The liability-funding ratio declined from 82.9% in 1993 to 81.0% in 1994 as average noninterest- bearing deposits increased by $78 million, with approximately $52 million of this increase attributable to the acquisition of FCFC.

    The increase in net interest income in 1993 was primarily due to a 1.4% increase in average interest-earning assets to $4.3 billion, a decrease in the liability funding ratio from 85.8% in 1992 to 82.9% in 1993, significant improvement in nonperforming loans, and a slight increase in the interest spreads. The increase in the interest spread was the result of the Company reducing interest rates paid on many of its deposit accounts more rapidly than the decrease in yields on interest-earning assets.

INTEREST RATE SENSITIVITY
The Company manages net interest income, the income stream associated with balance sheet activities, through a process known as Asset/Liability Management
(ALM). ALM for the Company begins at the board level by establishing policy guidelines that limit the potential variation in net interest income due to market interest rate swings. The Company's Asset/Liability Committee, comprised of executive management, sets the day-to-day operating guidelines and approves





                                     ______

TABLE 6 - RISK MANAGEMENT DERIVATIVE POSITION
(IN THOUSANDS)

The following table identifies the year end open positions for the company's risk management interest rate swaps and interest rate caps.

                                                          Pay Rate            Receive Rate
                                                       -------------------------------------
                                           Fair                                                      Underlying
       Maturity             Notional      Value        Rate       Index      Rate      Index      Asset/Liability
-------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS
Pay fixed:
1996                        $ 40,000     $   777        6.19%      Fixed    6.19%      Libor      Commercial loans
2005                          60,000       6,849        6.46       Fixed      (1)      Libor      Savings deposits
2007                          25,000       1,889        6.64       Fixed      (1)      Libor      Mortgage loans

Receive fixed:
1996                        $ 40,000     $(1,600)       6.19%      Libor    4.83%      Fixed      Commercial loans
1999 (2)                     100,000         (15)       5.49       Libor    5.75       Fixed      Investment securities

INTEREST RATE CAPS
1997                        $100,000     $ 3,576        6.88%         --      --          --      Time deposits

(1) Swap contains a deferred start date to 1995.
(2) Callable swap

================================================================================

strategies affecting net interest income and coordinates activities within board policy limits.

    As the primary tool for interest rate risk measurement, the Company utilizes a computer simulation model to measure its interest rate risk position. This model allows the Company to simulate the effect of complex interactions of customer choices, product promotions and potential-market interest rate scenarios on net interest income. Management reviews several measures of interest rate risk, as well as additional possible interest rate scenarios, to better understand the interest rate risk profile of the Company.

    The Company utilizes simulation to evaluate interest rate risk at a point in time. Specific guidelines are followed to evaluate the Company's interest rate risk position to provide a consistent comparative analysis. A baseline forecast of net interest income is established assuming a stable interest rate environment. Net interest income is then recalculated with the assumption that interest rates will, over the next twelve months, trend up and down 200 basis points from the baseline forecast.

    The Company's board policy, implemented at subsidiary bank levels, limits the negative variation in net interest income to 10% of the baseline forecast. The Company manages its interest rate sensitivity position well within policy limits under normal operating circumstances. At December 31, 1994, the Company evidenced approximately 3% variability in net interest income given the assumptions used in the model. At this level of variability, the Company has significant flexibility given the inherent uncertainty with respect to the direction of market interest rates.

    The Company's static interest sensitivity gap position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. The Company's interest sensitivity gap position as of December 31, 1994, is presented in Table 5 and represents the difference between total interest sensitive assets and total interest sensitive liabilities. At December 31, 1994, the Company had a one-year cumulative negative gap of $170 million, representing approximately 3.3% of total assets.

DERIVATIVE ACTIVITIES

RISK MANAGEMENT DERIVATIVES
The Company used derivative instruments for the primary purposes of protecting market value and income in 1994. The specific types of derivatives used were interest rate swaps, forward contracts, Eurodollar futures and options, interest rate caps, written and purchased options, and U. S. Treasury note futures.

    Interest rate swaps were the primary instruments used by the Company to manage interest rate risk. These are contractual agreements between counterparties to exchange interest streams based on notional principal amounts over a set period of time. The notional amount does not represent an amount at risk, but is used as a basis for determining the actual interest cash flows to be exchanged related to the interest rate contracts. As of December 31, 1994, the Company had interest rate swap contracts with a total notional value of $265 million compared to $465 million at December 31, 1993. This amount is composed of agreements where the Company receives fixed rates on notional amounts totaling $140 million with an average rate of 5.49% and agreements where the Company pays fixed rates on notional amounts totaling





                                     ______

TABLE 7 - INTEREST RATE SWAP ACTIVITY
(IN THOUSANDS)

The following table shows the interest rate swap activity (notional amounts) for 1994.

                                                                                                        1994
                                                                                                      Interest
                    December 31,                                                  December 31,         Income
Maturity                1993              Purchased          Terminated               1994            (Expense)
---------------------------------------------------------------------------------------------------------------
 PAY FIXED
 1996                 $     --            $ 40,000            $     --             $ 40,000             $ (163)
 1998                       --              25,000             (25,000)                  --               (136)
 1999                       --              90,000             (90,000)                  --               (804)
 2005                   60,000                  --                  --               60,000                 --
 2007                   25,000                  --                  --               25,000                 --
---------------------------------------------------------------------------------------------------------------
 Total                  85,000             155,000            (115,000)             125,000             (1,103)
---------------------------------------------------------------------------------------------------------------

 RECEIVE FIXED
 1994                  340,000                  --            (340,000)                  --               (688)
 1996                   40,000                  --                  --               40,000               (221)
 1999                       --             100,000                  --              100,000                841
---------------------------------------------------------------------------------------------------------------
 Total                 380,000             100,000            (340,000)             140,000                (68)
---------------------------------------------------------------------------------------------------------------
 Total swaps          $465,000            $255,000           $(455,000)            $265,000            $(1,171)
===============================================================================================================

================================================================================

$125 million with an average rate of 6.41%. The cost to replace these contracts if the counterparty defaults, or the positive fair value, is $9.5 million in 1994 compared to $1.8 million in 1993. All interest rate swap counterparties are AAA rated by Standard and Poors or have collateral arrangements with the Company. The Company utilizes a stress test to determine the effect of market movements on the value of the interest rate swaps. The stress test estimates the value of the instrument assuming a parallel 300 basis point shift in rates.

    Interest rate caps were purchased during 1994 to limit the future funding rates on floating rate deposit accounts resulting from forecasted rising interest rates. These interest rate caps were based on the three month LIBOR rate and assigned to certificates of deposits with maturities of three months or less. As of December 31, 1994, the Company had interest rate cap contracts with a total notional value of $100 million. The premium paid for the interest rate caps is included in deposit liabilities and amortized to interest expense over the life of the caps. The interest rate caps have three year maturities and a fair value of $3.6 million at December 31, 1994.

    The Company uses over the counter options for hedging purposes and as a means of generating additional noninterest income. Option contracts allow the holder of the option to buy or sell a specific financial instrument at a specified price during a specified time period. The holder is not required to exercise the option. As a writer of options, the Company's objective is to generate fee income or to adjust the yield on specific securities. As of December 31, 1994, the Company did not have any outstanding option contracts used for risk management purposes. The Company was a counterparty to several short-term option contracts during 1994 and recognized $920 thousand in premium income compared to $1.9 million in 1993. The Company also paid a premium of $109 thousand to purchase a three month call option in 1994. This call option was used to guarantee a minimum reinvestment rate on the anticipated purchase of $100 million three year U. S. Treasury notes. The Company did not have any option contracts at year-end 1993 compared to contracts totaling $10 million at year-end 1992.

    Forward commitments are contracts for the delayed delivery of securities, foreign currencies or money market instruments in which the seller agrees to make delivery of a specified instrument at a specified future date and a specified price or yield. Credit risk may arise from the possibility that counterparties may not have the ability to fulfill their commitments. Market risk arises from the movements in interest rates and security values. The majority of the Company's forward commitments represent agreements to sell mortgage loans. As of December 31, 1994, the contract amounts for forward commitments totaled $37 million compared to $130 million in 1993.

    Futures contracts are similar in most aspects to forward contracts, except margin accounts are maintained and daily settlements are required since most futures contracts are exchange-traded. The Company utilized futures contracts in 1994 as a means of locking in price and/or interest rates on securities and Eurodollar placements. Eurodollar futures are used to lock-in the yield on future Eurodollar placements which are used in managing the Company's short-term investments. During the first half of 1994, the Company used Eurodollar futures and U. S. Treasury note futures to





                                     ______

TABLE 8 - SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
(IN THOUSANDS)

The carrying amounts of securities available for sale and investment securities are presented as of the dates indicated.

                                                                                           DECEMBER 31,
                                                                              ------------------------------------
                                                                                 1994         1993          1992
                                                                              ------------------------------------
SECURITIES AVAILABLE FOR SALE
U. S. Treasury and other U. S. Government agencies  . . . . . . . . . . . .   $       --   $  793,043   $  758,785
Obligations of states and political subdivisions  . . . . . . . . . . . . .        1,872          200        3,737
Mortgage-backed securities  . . . . . . . . . . . . . . . . . . . . . . . .        6,759      572,485      268,120
                                                                              ------------------------------------
 Total securities available for sale  . . . . . . . . . . . . . . . . . . .        8,631    1,365,728    1,030,642
                                                                              ------------------------------------

INVESTMENT SECURITIES
U. S. Treasury and other U. S. Government agencies  . . . . . . . . . . . .      933,828       60,434       87,943
Obligations of states and political subdivisions  . . . . . . . . . . . . .      104,890      109,495      120,391
Mortgage-backed securities  . . . . . . . . . . . . . . . . . . . . . . . .      252,869      137,356      306,492
Other securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       38,584        9,573       12,803
                                                                              ------------------------------------
 Total investment securities  . . . . . . . . . . . . . . . . . . . . . . .    1,330,171      316,858      527,629
                                                                              ------------------------------------
    Total securities available for sale and investment securities . . . . .   $1,338,802   $1,682,586   $1,558,271
                                                                              ====================================

================================================================================

hedge the market value of U. S. Treasury securities in the available for sale portfolio. Futures contracts, used for risk management purposes, generated a net gain of $49 thousand. The Company had no outstanding futures contracts as of December 31, 1994 and 1993.

TRADING DERIVATIVES
In 1994, the Company initiated a Eurodollar futures and options trading account in order to maintain an active presence in the Eurodollar futures and options markets. Position limits have been established for the account which provide for a tightly controlled trading environment. At December 31, 1994, the trading account had open contracts with a notional value of $175 million and a net loss of $41 thousand.

DERIVATIVE CONTROLS
The Company utilizes various controls to manage the risks associated with derivative instruments. These controls include specific internal policies, tracking systems, and legal contracts in conjunction with management oversight, internal and external audits, and regulatory compliance examinations.

    Board and management oversight is achieved through strict internal policy and operating guidelines which delineate specific approvals for each type transaction. Specific operating limits have been established for common derivative transactions. Additionally, certain transactions, such as interest rate swap agreements, require separate approval from the Company's Asset/Liability Committee. The Company also maintains an on-site compliance officer reporting directly to the Board of Directors, which provides for timely review of transactions.

    An automated derivatives management system is used by the Company to generate daily position, pricing, and risk management reports. This system generates reports enabling the Company to maintain accurate and timely information on all derivative positions.

    The Company's derivatives credit risk is minimal. Each counterparty with the Company is either AAA rated by Standard and Poors or has executed a bi-lateral collateral agreement with the Company. Collateral agreements are designed to protect the Company against possible default by the counterparties. The Company requires that any counterparty rated below AAA post collateral on any net positive market value above $100 thousand on an ongoing basis. As of December 31, 1994, the Company was holding counterparty collateral with a fair value of $11.4 million.

SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
The securities portfolio is the second largest component of interest-earning assets at $1.3 billion at December 31, 1994, compared to $1.7 billion at year-end 1993 and $1.6 billion at year-end 1992. The securities portfolio includes securities classified as securities available for sale and investment securities. These two segments of the securities portfolio are managed to optimize the long-term total return from this portion of the Company's assets.

    Securities available for sale are subject to being sold prior to their contractual maturities allowing the Company the ability to respond to changes in the interest rate environment. This portfolio can also be a secondary liquidity source and provide a balance to interest rate and credit risks.

    As of January 1, 1994, according to the provisions set forth in SFAS No. 115, securities available for sale are accounted for at fair value with unrealized gains or losses excluded from





                                     ______

TABLE 9 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
(DOLLARS IN THOUSANDS)

The following table shows the maturities and weighted average yields of the Company's securities available for sale and investment securities at December 31, 1994.

                                                           Maturing
                        ---------------------------------------------------------------------------
                               Within       After One Year But  After Five Years But       After       Mortgage-Backed
                              One Year      Within Five Years     Within Ten Years       Ten Years        Securities
                        ----------------------------------------------------------------------------------------------   Carrying
                         Amount     Yield   Amount     Yield      Amount    Yield    Amount   Yield   Amount     Yield    Amount
                        -----------------------------------------------------------------------------------------------------------
SECURITIES
AVAILABLE FOR SALE
Obligations of states
  and political
  subdivisions  . . . . $     45    6.00%    $  1,397   4.96%     $   221    5.92%    $   209  7.15%   $     --     --%   $    1,872
Mortgage-backed
  securities  . . . . .       --       --          --      --          --       --         --     --      6,759    6.00        6,759
                        -----------------------------------------------------------------------------------------------------------
  Total securities
   available for sale         45     6.00       1,397    4.96         221     5.92        209   7.15      6,759    6.00        8,631
                        -----------------------------------------------------------------------------------------------------------

INVESTMENT SECURITIES
U. S. Treasury
  and other U. S.
  Government agencies .  471,395     6.03     415,509    6.87      28,985     9.28     17,939   8.20         --      --      933,828
Obligations of states
  and political
  subdivisions  . . . .   10,790     7.48      23,756    7.27      19,285     7.28     51,059   8.57         --      --      104,890
Mortgage-backed
  securities  . . . . .       --       --          --      --          --       --         --     --    252,869    7.52      252,869
Other securities  . . .   11,467     6.59      10,880    6.35       3,998     6.63     12,239   6.46         --      --       38,584
                        -----------------------------------------------------------------------------------------------------------
  Total investment
   securities   . . . .  493,652     6.07     450,145    6.87      52,268     8.34     81,237   8.17    252,869    7.52    1,330,171
                        -----------------------------------------------------------------------------------------------------------

TOTAL SECURITIES
  AVAILABLE FOR SALE
  AND INVESTMENT
  SECURITIES  . . . . . $493,697    6.07%    $451,542   6.87%     $52,489    8.33%    $81,446  8.17%   $259,628   7.48%   $1,338,802
                        ============================================================================================================


At December 31, 1994, the Company held investment securities issued by the State of Mississippi with an aggregate carrying amount of $29.8 million and a market value of $31.8 million. The yield on obligations of states and political subdivisions has been calculated on a fully tax equivalent basis.

================================================================================

earnings and reported as a separate component of stockholders' equity, net of deferred income taxes. Prior to 1994 securities available for sale were recorded at the lower of cost or fair value.

    The investment securities portfolio consists of debt securities which the Company has the positive intent and ability to hold to maturity and is carried at amortized cost.

    Securities available for sale totaled $8.6 million at December 31, 1994, compared to $1.4 billion at December 31, 1993. Investment securities at December 31, 1994 were $1.3 billion compared to $317 million at year-end 1993. Early in 1994, the Company liquidated $1.2 billion of securities classified as available for sale and temporarily reinvested the proceeds in short-term money market investments in anticipation of increases in market interest rates. Additionally, $139.5 million in securities available for sale were transferred to the investment securities portfolio. As a result, pre-tax security gains of $13.6 million were recognized. During the third quarter of 1994, these funds were redeployed primarily in one- and two-year U. S. Treasury securities that are carried in the investment securities portfolio. The Company purchased relatively short-term securities as a result of the long-term interest rates being lower than the Company's long-term targets, to position the Company to take advantage of a further rise in interest rates and to limit the volatility of capital. This repositioning of the securities portfolio had the effect of closely replacing the yield on the original securities liquidated while significantly reducing the market-value risk of the portfolio.





                                     ______

TABLE 10 - LOAN PORTFOLIO
(IN THOUSANDS)

Loans outstanding at the indicated dates are shown in the following table classified by type of loan.

                                                                               DECEMBER 31,
                                                       -----------------------------------------------------------
                                                          1994         1993        1992         1991        1990
                                                       -----------------------------------------------------------
Commercial, financial and agricultural  . . . . . .    $  927,551  $  712,522   $  757,582  $  886,079  $1,028,560
Real estate - construction  . . . . . . . . . . . .        92,411      70,506       81,320      91,718     136,918
Real estate - mortgage  . . . . . . . . . . . . . .     1,152,068   1,051,752      929,966     840,303     799,345
Consumer  . . . . . . . . . . . . . . . . . . . . .       705,716     604,261      523,322     573,699     669,107
                                                       -----------------------------------------------------------
                                                       $2,877,746  $2,439,041   $2,292,190  $2,391,799  $2,633,930
                                                       ===========================================================

================================================================================

    Securities, excluding mortgage-backed securities, maturing within five years or less at December 31, 1994, represented 71% of total securities compared to 51% at December 31, 1993. Mortgage-backed securities at year-end 1994 decreased to 19% of total securities compared to 42% at year-end 1993, primarily as a result of the liquidation of securities available for sale during 1994. Securities exempt from Federal income taxes represented 8% of year-end total securities in 1994 compared to 7% in 1993.

    Average securities decreased $273 million, or 16%, in 1994 compared to increases of $88 million, or 5%, in 1993 and $199 million, or 14%, in 1992. As a percent of average interest-earning assets, average securities decreased to 32% in 1994, down from 39% in 1993 and 38% in 1992. This decrease in the relative level of securities in 1994 was a result of increased loan demand throughout 1994.

LOANS
Loans are the Company's largest component of interest-earning assets. Total loans increased $441 million, or 18%, to $2.9 billion at December 31, 1994, compared to $2.4 billion at December 31, 1993. This increase in loans was a result of higher loan demand in the Company's market area. Approximately $94 million of this increase resulted from the acquisition of FCFC. Average total loans grew 13% from $2.3 billion in 1993 to $2.6 billion in 1994. Average total loans represented 59% of interest-earning assets in 1994, compared to 53% in both 1993 and 1992. The portfolio mix at year-end 1994 consisted of 43% real estate loans, 32% commercial, financial, and agricultural loans, and 25% consumer loans. Commercial, financial and agricultural loans increased 30%, exhibiting the largest increase of the loan categories from 1993 to 1994.

    Diversification in the loan portfolio is a means of reducing the risks associated with fluctuations in economic conditions. At December 31, 1994, the Company had no concentrations of 10% or more of total loans in any single industry. Geographically, the Company's loans are primarily in the Mississippi and Louisiana markets with 73% of total loans located in Mississippi and 17% in Louisiana.

    Loans secured by real estate are the largest category of loans at $1.2 billion at year-end 1994. This loan portfolio is composed of $532 million of loans on one-to-four family residential properties including both loans held for sale and held for investment, $61 million of loans on multi-family properties, $492 million of loans to businesses for intermediate and longer term financing of land and buildings, and $92 million of loans for construction and land development. Additionally, this category contains various other loans secured by real estate.

    Real estate loans increased $122 million from year-end 1993 to 1994 following a $111 million increase in 1993. Real estate construction loans increased $22 million or 31% in 1994 following an $8.7 million decrease in 1993. Residential mortgage loans held for investment increased $65.2 million which was largely offset by mortgage loans held for sale decreasing $57.9 million or 71% as a result of market interest rates rising in 1994. At year-end 1994, 76% and 15% of the Company's real estate loans were located in Mississippi and Louisiana, respectively. The Company will continue to emphasize Mississippi- and Louisiana-based lending, concentrating on those markets traditionally served by the Company.

    One-to-four family residential property loans are underwritten to take into consideration family incomes available to service debt, credit histories and the value of the properties being financed. While this group is considered low risk, it can be adversely impacted by economic patterns. These loans generally entail additional risk compared to single family mortgage lending. Consequently, stability of family income and underlying real estate values become important during economic downturns.

    Loans to businesses for the financing of land and buildings are underwritten taking into consideration the quantity and quality of the business' cash flow, its future prospects and the property's value. Sufficient margin in the financed property is required should repayment ability be misjudged and the sale of the property becomes necessary to repay the loan.





                                     ______

TABLE 11 - LOAN MATURITIES AND INTEREST RATE SENSITIVITY
(IN THOUSANDS)

The following table shows the amounts of loans, excluding consumer and real estate mortgage loans, in certain categories outstanding as of December 31, 1994, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

                                                                            Maturing
                                                      ------------------------------------------------------
                                                                          After One But
                                                      Within One Year   Within Five Years   After Five Years   Total
                                                      ----------------------------------------------------------------
Commercial, financial and agricultural  . . . . . .      $570,698          $295,797            $61,056      $  927,551
Real estate - construction  . . . . . . . . . . . .        73,724            18,687                 --          92,411
                                                      ----------------------------------------------------------------
                                                         $644,422          $314,484            $61,056      $1,019,962
                                                      ================================================================


                                                                                      Interest Sensitivity
                                                                              -------------------------------------
                                                                              Fixed Rate   Variable Rate    Total
                                                                              -------------------------------------
Due after one, but within five years  . . . . . . . . . . . . . . . . . .      $180,776      $133,708      $314,484
Due after five years  . . . . . . . . . . . . . . . . . . . . . . . . . .        32,342        28,714        61,056
                                                                              -------------------------------------
                                                                               $213,118      $162,422      $375,540
                                                                              =====================================

================================================================================

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

    Commercial, financial and agricultural loans increased 30% to $928 million at year-end 1994 from $713 million and $758 million at year-end 1993 and 1992, respectively. The commercial, financial and agricultural loan portfolio is a diverse group of loans to small, medium and large businesses. The purpose of these loans vary from supporting seasonal working capital needs to the term financing of equipment. These loans are underwritten by a thorough analysis of management, financial condition and the business' ability to generate sufficient cash flow to repay the debt in an orderly manner. While some of the short term loans may be made on an unsecured basis, most are secured by the assets being financed with appropriate margins. Additionally, loans to closely held corporations are generally guaranteed by their owners.

    During the third quarter of 1994, the Company began originating direct financing leases for over-the-road tractor and trailer equipment. The structure of these capital leases allows the customer to guarantee the Company's residual value. These leases are reported as loans in the consolidated financial statements of the Company. As of December 31, 1994, the Company had an investment in lease balances of $922 thousand. Activity in this area is expected to increase in 1995.

    The Company utilizes various Federal and State loan guarantee programs to provide credit enhancements for loans to small businesses. The use of these programs enables financing to be provided in amounts and on terms which might not be otherwise available to the small business.

    The commercial loan portfolio is sufficiently diverse to minimize the impact of a decline in a single industry. It is geographically concentrated in Mississippi and Louisiana so it is exposed to the risk of a general downturn in the economies of these two states.

    Consumer loans increased $101 million or 17% from year-end 1993 to year-end 1994 which was consistent with the Company's goal of increasing the consumer loan portfolio and compares to an increase of $81 million from year-end 1992 to year-end 1993.

    The consumer loan portfolio is composed of installment loans, unsecured revolving credit products, and other similar types of credit facilities. Consumer credits are underwritten using a computer based multiple discriminant analysis which is commonly called credit scoring. This analysis considers factors such as income, debt levels and credit history. This system provides uniformity in the decision making process and better quality control during the process.





                                     ______

TABLE 12 - REAL ESTATE LOANS
(IN THOUSANDS)

The following table shows the composition of real estate loans outstanding at December 31, 1994.

                                                                                         Percent of       Percent of
                                                                          Balance    Real Estate Loans   Gross Loans
                                                                        --------------------------------------------
COMMERCIAL REAL ESTATE
 Construction and land development  . . . . . . . . . . . . . . . .     $   92,411            7.4%           3.2%
 Multifamily  . . . . . . . . . . . . . . . . . . . . . . . . . . .         61,277            4.9            2.1
 Nonfarm nonresidential   . . . . . . . . . . . . . . . . . . . . .        491,528           39.5           17.1
                                                                        --------------------------------------------
                                                                           645,216           51.8           22.4
                                                                        --------------------------------------------

RESIDENTIAL AND FARMLAND
 Residential  . . . . . . . . . . . . . . . . . . . . . . . . . . .        532,168           42.8           18.5
 Farmland   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         67,095            5.4            2.3
                                                                        --------------------------------------------
                                                                           599,263           48.2           20.8
                                                                        --------------------------------------------
                                                                        $1,244,479          100.0%          43.2%
                                                                        ============================================

================================================================================

       Consumer loans are concentrated in Mississippi and Louisiana. They would be adversely impacted by an economic recession or other conditions which would affect consumer incomes.

    Additionally, the Company continues to be sensitive to the needs of low to moderate income borrowers and continues to expand the credit facilities tailored to their special needs. An extensive branch network brings loan officers in close contact with small business customers and consumers. The expanded use of government credit enhancement programs is anticipated to improve the Company's ability to meet the needs of small businesses and differentiate the Company from competitors. Consumer credit products will continue to be aggressively marketed and new ones developed utilizing the high level of technology available.

    In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement requires a creditor to measure impairment of loans based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loans observable market price or the fair value of the collateral, if the loan is collateral dependent. For purposes of this Statement, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This Statement amends SFAS No. 114 by eliminating the income recognition provisions outlined in SFAS No. 114 and allowing creditors to use existing methods for recognizing interest income on impaired loans. SFAS No. 114 and SFAS No. 118 are both effective for fiscal years beginning after December 15, 1994 and adoption will not have a material impact on the consolidated financial statements.

DEPOSITS
Deposit liabilities are the Company's primary funding source for loans and investments. The mix and repricing alternatives can significantly affect the cost of this source of funds and therefore impact the margin. Strategies used by the Company to manage deposit liabilities are designed to be flexible so that changes can be made in consideration of interest rate movements and liquidity issues. Local retail and commercial customers provide the majority of deposits to the Company.

    Average deposits increased $129 million in 1994 to $4.0 billion, following a $9 million decrease from 1992 to 1993. The acquisition of FCFC increased average deposits by approximately $100 million. The Company continued to see the impact of disintermediation of consumer deposits to other non-bank financial-services companies, resulting in 1994 preacquisition deposit levels largely remaining, on average, at 1993 levels.

    Average time deposits, primarily long-term certificates of deposits, decreased $51 million in 1994 compared to 1993. Average savings deposits and average noninterest-bearing deposits increased $96 million and $78 million, respectively, in 1994 compared to 1993. As a result of the lower interest rate environment in 1993 and early 1994, customers moved the mix from long-term certificates of deposits to shorter-term deposits while waiting to take advantage of increasing interest rates. With current interest rate levels, the Company expects the deposit mix to exhibit an increase in longer-term certificates of deposits.





                                     ______

TABLE 13 - AVERAGE DEPOSITS
(IN THOUSANDS)

The daily average amounts of deposits for the periods indicated are summarized in the following table.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1994         1993         1992
                                                                               -----------------------------------
Demand deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  840,515   $  755,099  $  694,772
Savings deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,592,777    1,497,249   1,428,639
Time deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,563,746    1,615,321   1,753,516
                                                                               -----------------------------------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $3,997,038   $3,867,669  $3,876,927
                                                                               ===================================

================================================================================


TABLE 14 - TIME DEPOSITS OF $100 THOUSAND OR MORE, MATURITY DISTRIBUTION (IN THOUSANDS)

Maturities of time certificates of deposit of $100 thousand or more outstanding at December 31, 1994, are summarized in the following table.

TIME REMAINING UNTIL MATURITY
3 months or less  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 91,284
Over 3 through 6 months . . . . . . . . . . . . . . . . . . . . . . . . . . .      51,570
Over 6 through 12 months  . . . . . . . . . . . . . . . . . . . . . . . . . .      32,296
Over 12 months  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     113,503
                                                                                 --------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $288,653
                                                                                 ========

================================================================================


LIQUIDITY
Liquidity for a financial institution can be expressed in terms of maintaining sufficient funds available to meet both expected and unanticipated obligations in a cost effective manner. Adequate liquidity allows the Company to meet the demands of both the borrower and the depositor on a timely basis, as well as pursue other business opportunities as they arise. Thus, liquidity is maintained through the Company's ability to convert assets into cash, manage the maturities of liabilities and generate funds on a short-term basis either through the national Federal funds market, backup lines of credit, or through the national CD market.

    Short-term investments totaling $364 million provided the major source of liquidity at December 31, 1994. Cash flows from repayments and maturities from the securities and loan portfolios provide an additional source of liquidity. Excluding prepayments from mortgage-backed securities, $494 million, or 37%, of the securities portfolio and $1.4 billion, or 49% of total loans, have contractual maturities of one year or less.

    The Company relies largely on core deposits to fund loan demand and long-term investments. Core deposits, defined as total deposits less time deposits of $100 thousand or more, have remained relatively stable, ending the year at $3.7 billion which compares to $3.6 billion at the end of 1993. Additional funding is provided from an established Federal funds market within Mississippi, Louisiana and other contiguous states. Although the Company prefers to meet liquidity requirements through internally generated funding sources and through the matching of maturities of assets and liabilities, it also maintains funding relationships with numerous other financial institutions.

    The consolidated statements of cash flows can be used to review the Company's cash flows from operating, investing and financing activities. Cash and cash equivalents increased $33 million during 1994 to $327 million at December 31, 1994. Net cash provided by operating activities of $87 million for 1994 and $20 million for 1993 included net income, adjusted for various noncash charges to income, as well as changes in the balance of loans held for sale. The increase in net cash provided by operating activities from 1993 to 1994 was primarily due to a decrease in mortgage loans held for sale in 1994 which contrasts with the increase in mortgage loans held for sale in 1993.

    Investing activities, primarily in loans and securities, had the effect of reducing cash flows by $29 million in 1994 as a result of an increase in loan volume and short-term investments and the use of funds to acquire FCFC, all of which were largely offset by funds provided by a decrease in total securities. In 1993, investing activities were a net provider of cash as investing activities required less funds due to a decline in short-term investments.

    Financing activities are the primary funding source of investing activities and primarily include the taking of deposits and use of purchased funds. Financing activities had the effect





                                     ______

TABLE 15 - SHORT-TERM BORROWINGS
(DOLLARS IN THOUSANDS)

The following table presents a summary of the Company's short-term borrowings at December 31 for each of the last three years by category and the corresponding interest rates.

                                                                                    Daily     Average      Maximum
                                                                   December 31     Average    Interest    Month-End
                                                                     Balance       Balance      Rate       Balance
                                                                   -----------------------------------
1994
Federal funds purchased and securities sold
  under agreements to repurchase  . . . . . . . . . . . . . . .       $559,779    $424,091      3.6%      $559,779
Other short-term borrowings . . . . . . . . . . . . . . . . . .          5,010      28,519      4.3         54,123
                                                                   -----------------------------------
Total short-term borrowings . . . . . . . . . . . . . . . . . .       $564,789    $452,610      3.7%
                                                                   ===================================

1993
Federal funds purchased and securities sold
  under agreements to repurchase  . . . . . . . . . . . . . . .       $504,475    $520,590      2.8%      $572,783
Other short-term borrowings . . . . . . . . . . . . . . . . . .          5,021       4,631      2.6          5,995
                                                                   -----------------------------------
Total short-term borrowings . . . . . . . . . . . . . . . . . .       $509,496    $525,221      2.8%
                                                                   ===================================

1992
Federal funds purchased and securities sold
  under agreements to repurchase  . . . . . . . . . . . . . . .       $575,221    $509,246      3.2%      $595,603
Other short-term borrowings . . . . . . . . . . . . . . . . . .          5,191       4,827      3.1          6,722
                                                                   -----------------------------------
Total short-term borrowings . . . . . . . . . . . . . . . . . .       $580,412    $514,073      3.2%
                                                                   ===================================

================================================================================

of reducing cash flows by $25 million in 1994 as the decrease in cash flows from deposits and the payment of dividends required more funds than were provided by an increase in purchased funds. In 1993 financing activities had the effect of reducing cash flows by $166.4 million as total deposits and purchased funds decreased.

    The parent company requires liquidity to pay dividends to its shareholders and to meet operating expenses. Dividends paid by the parent company are primarily funded from dividends received from its banking subsidiaries. The dividends paid by the banking subsidiaries are subject to certain regulations controlling national banks that restrict the amount of dividends that may be distributed. The subsidiary banks have available for payment of dividends in 1995, without prior regulatory approval, $90.5 million plus their net profits for 1995. The operating expenses of the parent company are primarily incurred in providing management and other services for the subsidiaries and are reimbursed monthly to provide the cash flow necessary for these operations. From time to time the parent company uses short-term lines of credit and issues long-term debt to meet acquisition and expansion needs. At December 31, 1994, the parent company had no active lines of credit and had no long-term debt outstanding.

CREDIT RISK MANAGEMENT
The Company manages its asset quality by utilizing a credit process that has as its basis the separation of the credit administration function from the line lending function. This process includes a system of loan committees to review and approve loans, a system of credit quality review committees that monitors the progress of action plans on loans requiring special attention and an independent Loan Review Department which reports to the Directors' Loan Review Committee. Additionally, there are several senior credit officers in the Credit Administration Division assigned to the various lending areas who work to ensure that the credit process is carried out in accordance with the Company's credit policies. Together, this credit process assists in the early identification of problem or potential problem credits and assists in determining the adequacy of the allowance for possible loan losses.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES
In conjunction with the credit process, the Company maintains its allowance for possible loan losses (allowance) at a level that is considered sufficient to absorb potential losses in the loan portfolio. The allowance is adjusted by the provision for possible loan losses (provision) and is increased by recoveries of previously charged-off loans and decreased by loan charge-offs. The provision is the adjustment to expense necessary to maintain the allowance at an adequate level. Various factors are taken into consideration when the Company determines the amount of the provision and the adequacy of the allowance. These factors include: 1) management's analysis of current and future economic conditions and their anticipated impact on specific borrowers;
2) the current level of classified and criticized assets and the associated risk factors with each; 3) past due and nonperforming assets; 4) the





                                     ______

TABLE 16 - ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(DOLLARS IN THOUSANDS)

The following table summarizes the activity in the allowance for possible loan losses over the past five years.

                                                                              YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------------
                                                            1994          1993          1992          1991         1990
                                                        ------------------------------------------------------------------
Allowance for possible loan losses - beginning balance. $   62,032    $   74,856     $   87,493   $   88,862    $   31,328
 Charge-offs:
   Commercial, financial and agricultural   . . . . . .      7,851         2,881         22,348        7,577         9,046
   Real estate - construction   . . . . . . . . . . . .        132            40             80        1,073         7,510
   Real estate - mortgage   . . . . . . . . . . . . . .      1,691         1,846          3,772        8,706         4,605
   Consumer   . . . . . . . . . . . . . . . . . . . . .      5,234         5,375          7,708       13,579        19,061
                                                        ------------------------------------------------------------------
     Total charge-offs  . . . . . . . . . . . . . . . .     14,908        10,142         33,908       30,935        40,222
                                                        ------------------------------------------------------------------
 Recoveries:
   Commercial, financial and agricultural   . . . . . .      5,163         5,164          2,037        2,476         1,271
   Real estate - construction   . . . . . . . . . . . .        621         1,398            803          302           565
   Real estate - mortgage   . . . . . . . . . . . . . .      2,393         2,077          2,723        3,403         2,182
   Consumer   . . . . . . . . . . . . . . . . . . . . .      4,098         4,679          5,330        6,125         6,087
                                                        ------------------------------------------------------------------
     Total recoveries . . . . . . . . . . . . . . . . .     12,275        13,318         10,893       12,306        10,105
                                                        ------------------------------------------------------------------
 Net charge-offs (recoveries)   . . . . . . . . . . . .      2,633        (3,176)        23,015       18,629        30,117
 Provision for possible loan losses   . . . . . . . . .     (4,750)      (16,000)        10,378       17,260        46,409
 Additions due to acquisitions  . . . . . . . . . . . .      1,224            --             --           --        41,242
                                                        ------------------------------------------------------------------
Allowance for possible loan losses - ending balance . . $   55,873    $   62,032     $   74,856   $   87,493    $   88,862
                                                        ==================================================================
Total loans outstanding:
 End of year  . . . . . . . . . . . . . . . . . . . . . $2,859,398    $2,418,585     $2,265,483   $2,339,281    $2,565,452
                                                        ==================================================================
 Average  . . . . . . . . . . . . . . . . . . . . . . . $2,581,724    $2,293,416     $2,261,034   $2,411,731    $2,633,394
                                                        ==================================================================
Ratios:
Allowance for possible loan losses to end of
 year total loans   . . . . . . . . . . . . . . . . . .       1.95%         2.56%          3.30%        3.74%         3.46%
Allowance for possible loan losses to net charge-offs .      2,122            NM            325          470           295
Allowance for possible loan losses to nonperforming
  loans . . . . . . . . . . . . . . . . . . . . . . . .        219           204            189          106           107
Net charge-offs (recoveries) to average total loans . .        .10          (.14)          1.02          .77          1.14
Recoveries to prior year charge-offs  . . . . . . . . .     121.03         39.28          35.21        30.60         46.77


NM - Not meaningful

================================================================================

current level of the allowance in relation to total loans and to historical and current loss levels; and 5) growth and composition of the loan portfolio.

    As a result of management's assessment of the adequacy of the allowance in 1994, the Company recorded a $4.75 million negative provision. This negative provision was comprised of a negative provision of $8 million at Commercial National Bank, a provision of $2 million at Deposit Guaranty National Bank and a provision of $1.25 million at First Columbus National Bank (FCNB). The provision at FCNB was necessary to account for the difference in allowance methodologies utilized by the Company and those previously utilized by FCNB. During 1993, the Company recorded a negative provision of $16 million compared to a provision of $10.4 million in 1992.

    Net charge-offs for the Company were .10% of average loans in 1994, significantly lower than typical historical levels for the Company and the banking industry, compared to net recoveries of .14% of average loans in 1993, and net charge-offs of 1.02% of average loans in 1992. Net charge-offs were $2.6 million in 1994 compared to net recoveries of $3.2 million in 1993 and net charge-offs of $23 million in 1992. In 1994, approximately $7 million of charge-offs was attributable to one loan.

    The allowance at December 31, 1994 was $55.9 million or 1.95% of total loans and 219% of nonperforming loans. While future losses are difficult to predict, management believes that the current level of the allowance is adequate to cover possible losses in the loan portfolio based on regulatory examinations at both banks, the allowance methodology given the current and expected economic climate, and the





                                     ______

TABLE 17 - ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(DOLLARS IN THOUSANDS)

The following table presents, for analysis purposes only, the allocation of the allowance by loan categories with respect to individual credits, historical losses, foreseeable economic conditions and other factors pertaining to specific industries.

                                                                        DECEMBER 31,
                            -------------------------------------------------------------------------------------------------------
                                   1994                 1993                1992               1991                 1990
                            -------------------------------------------------------------------------------------------------------
                            PERCENT    LOAN       Percent   Loan      Percent   Loan      Percent   Loan       Percent   Loan
                            OF GROSS   LOSS       Of Gross  Loss      Of Gross  Loss      Of Gross  Loss       Of Gross  Loss
                            LOANS      ALLOWANCE  Loans     Allowance Loans     Allowance Loans     Allowance  Loans     Allowance
                            OUT-       ALLOCA-    Out-      Alloca-   Out-      Alloca-   Out-      Alloca-    Out-      Alloca-
                            STANDING   TION       standing  tion      standing  tion      standing  tion       standing  tion
                            -------------------------------------------------------------------------------------------------------
Commercial, financial
 and agricultural   . . . .    32.2%   $18,310     29.2%   $22,337      33.1%   $29,852     37.2%   $43,368      39.2%   $34,161
Real estate -
 construction . . . . . . .     3.2      2,057      2.9      3,993       3.5      5,022      3.5      6,695       4.8     10,840
Real estate - mortgage  . .    40.0     13,633     43.1     13,596      40.4     20,987     35.1     19,080      30.3     16,950
Consumer  . . . . . . . . .    24.6     15,150     24.8     16,344      23.0     13,658     24.2     12,758      25.7     21,390
Unallocated . . . . . . . .      --      6,723       --      5,762        --      5,337       --      5,592        --      5,521
                            -------------------------------------------------------------------------------------------------------
                              100.0%   $55,873    100.0%   $62,032     100.0%   $74,856    100.0%   $87,493     100.0%   $88,862
                            =======================================================================================================

================================================================================

level of nonperforming assets. The allowance at December 31, 1993 was $62 million or 2.56% of total loans and at December 31, 1992 was $74.9 million or 3.30%.

NONPERFORMING ASSETS
The Company's nonperforming assets consist of loans on which interest is no longer accrued (nonaccrual); certain restructured loans where the interest rate or other terms have been materially changed due to the financial condition of the borrowers (restructured); and other real estate. A loan is placed on nonaccrual when management believes there is reasonable uncertainty about the full collection of both principal and interest, or when the loan is contractually past due ninety days or more, not well secured and not in process of collection.

    Nonperforming assets continued to improve by decreasing 26% to $32.2 million at year-end 1994 compared to $43.7 million at year-end 1993 and $57.1 million at year-end 1992. The decreases are attributable to cash collections, property sales and restoration of loans to performing status, while a portion was also due to charge-offs. The year-end 1994 total is comprised of $25.5 million of nonaccrual loans and $6.7 million of other real estate. The Company had no restructured loans at year-end 1994 compared to $54 thousand at year-end 1993.

    The Company had an additional $224 thousand of outstanding loans which were not considered nonperforming at December 31, 1994, but whose borrowers, in management's opinion at this time, are experiencing financial difficulties severe enough that serious doubt exists as to the borrowers' continued ability to comply with the present terms of these loans.

CAPITAL AND DIVIDENDS
Dividends paid by the Company are substantially provided by dividends from the banking subsidiaries. The approval of the Comptroller of the Currency (OCC) is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. At December 31, 1994, the banking subsidiaries had available for payment of dividends to the Company, without approval of the OCC, approximately $90.5 million.

    The Company's two sources of capital are internally generated capital and the capital markets. Primary reliance historically has been on internally generated capital. Net income for 1994, 1993 and 1992 added $67.1 million, $66.6 million and $45.5 million, respectively, to capital. Capital was further increased by $402 thousand in 1994 with the issuance of 18.2 thousand shares of common stock as a result of the exercise of executive stock options. Capital was decreased by dividends of $18.7 million, $16.4 million and $13.7 million declared in 1994, 1993, and 1992, respectively. Capital was also decreased by $3.1 million from purchases of the Company's common stock during 1994. As a result of the implementation of a repurchase program in December 1994, the Company purchased 108 thousand shares of its common stock. The Company has the authorization to purchase up to 680 thousand shares under the repurchase





                                     ______

TABLE 18- NONPERFORMING ASSETS
(IN THOUSANDS)

The amounts of the Company's nonperforming assets at the indicated dates are shown in the following table.

                                                                                     DECEMBER 31,
                                                                    ----------------------------------------------
                                                                      1994      1993      1992      1991     1990
                                                                    ----------------------------------------------
Nonaccrual loans  . . . . . . . . . . . . . . . . . . . . . . .     $25,556    $30,425   $39,456 $ 82,213 $ 82,916
Restructured loans  . . . . . . . . . . . . . . . . . . . . . .          --         54       249      240      289
                                                                    ----------------------------------------------
Nonperforming loans . . . . . . . . . . . . . . . . . . . . . .      25,556     30,479    39,705   82,453   83,205
Other real estate . . . . . . . . . . . . . . . . . . . . . . .       6,689     13,256    17,349   18,251   13,739
                                                                    ----------------------------------------------
Nonperforming assets  . . . . . . . . . . . . . . . . . . . . .     $32,245    $43,735   $57,054 $100,704 $ 96,944
                                                                    ==============================================
Accruing loans past due 90 days or more . . . . . . . . . . . .     $ 3,055    $ 2,935   $ 3,670 $ 11,548 $ 16,538
                                                                    ==============================================

Ratios:
Nonperforming assets to loans plus other real estate  . . . . .        1.12%      1.80%     2.50%    4.27%    3.76%
Nonperforming assets to total assets  . . . . . . . . . . . . .         .63        .89      1.14     1.99     1.97

Interest income of approximately $2.0 million on nonaccrual and restructured loans at December 31, 1994, would have been recorded in 1994 if such loans had been in compliance with their original terms. Interest income actually recorded on such loans in 1994 was $1.5 million.

================================================================================

plan and expects to complete such purchases by the end of the first quarter of 1995. These shares are for the purpose of offsetting the shares issued in the acquisition of LBO Bancorp, Inc. Average stockholders' equity to average assets for 1994 was 8.70% compared to 7.62% in 1993 and 6.61% in 1992. The Company's implementation of SFAS No. 115 in 1994 increased capital at December 31, 1994, $2 million due to the inclusion in capital of the unrealized gain on securities available for sale, net of deferred income taxes.

    Under the risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies such as the Company, the minimum ratio of total capital to risk-weighted assets, including certain off-balance-sheet items such as standby letters of credit (total capital), is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, and a limited amount of noncumulative perpetual preferred stock, certain other instruments, and a limited amount of allowance for possible loan losses (tier I capital). Under these guidelines, the Company's tier I and total ratios were 12.49% and 13.75%, respectively, at December 31, 1994 compared to 13.28% and 14.54%, at year-end 1993 and 12.00% and 13.27%, at year-end 1992.

    The OCC also has established risk-based capital guidelines for national banks. These regulations are generally similar to those established by the Federal Reserve Board for bank holding companies. The Company's strategy related to risk-based capital is to maintain capital levels which will be sufficient to qualify the Company's banking subsidiaries as "well capitalized" under the guidelines set forth by FDICIA. Maintaining capital ratios at the "well capitalized" level avoids certain restrictions which, for example, could impact the Company's banking subsidiaries' FDIC assessments, trust services and asset/liability management. At December 31, 1994, the tier I and total capital ratios, respectively, for Deposit Guaranty National Bank were 11.25% and 12.50%, and for Commercial National Bank were 14.01% and 15.28%. These ratios are well above the minimum 6% and 10% levels required to be categorized as a "well capitalized" insured depository institution.

    The Federal Reserve Board and the OCC have established minimum leverage ratios for bank holding companies and national banks, respectively, requiring such banking organizations to maintain tier I capital of at least 3.00% of total assets (net of the allowance for possible loan losses) less goodwill and other non-qualifying intangible assets. FDICIA also established a minimum leverage ratio requirement of 5% for "well capitalized" institutions. The Company's leverage ratios for December 31, 1994, 1993 and 1992 were 8.43%, 8.13% and 6.80%, respectively. Leverage ratios for Deposit Guaranty National Bank and Commercial National Bank at December 31, 1994 were 8.15% and 8.30%, respectively.

    Capital adequacy is continuously monitored by the Company to ensure that appropriate levels of capital are maintained to meet both current operating needs and anticipated future requirements. The capital guidelines play a crucial role in a banking organization's plans for business, asset allocations, acquisitions, and expansion.





                                     ______

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

    During 1994, other operating income was $93.5 million compared to $74.8 million in 1993, an increase of 25%. Other operating income for 1994 included gains on the sales of securities of $13.6 million, resulting from the liquidation of the available for sale portfolio, compared to gains of $102 thousand for 1993. Excluding the gains on the sales of securities, other operating income increased $5 million, or 6.7% from 1993 to 1994, largely due to increases in service charges on deposit accounts, trust fees and other income. The operations of FCFC from the date of acquisition added approximately $1 million to other operating income.

    Service charges on deposit accounts has historically represented one of the primary sources of other operating income. Revenues in this area increased approximately $2 million to $27.6 million in 1994 compared to $25.6 million in 1993. This increase was primarily the result of a continuing increase in business volumes.

    Fees for trust services increased $1.2 million, or 9%, in 1994 from $12.9 million in 1993. This increase was primarily the result of new trust business.

    Other service charges, commissions and fees decreased slightly from 1993 to 1994. This decrease is largely due to a decrease in broker/dealer income of $1.9 million in 1994 compared to 1993 due to an uncertain market environment in 1994. This decrease was partially offset by increased income from expanded ATM services and mortgage loan servicing income due to the mortgage loan servicing portfolio growing to $2 billion at year-end 1994 from $1.7 billion at year-end 1993.

    Other income increased approximately $2.1 million, or 62%, from $3.4 million in 1993 to $5.5 million in 1994. This increase was primarily due to a $1.9 million reimbursement for prior years' legal fees.

    During 1993, other operating income was $74.8 million compared to $68 million in 1992, an increase of 10%. Service charges on deposit accounts increased approximately $2.5 million in 1993 as compared to 1992. This increase was primarily the result of growth in business volumes and a $1.6 million reclassification of service charge income on the deposit accounts of our customers utilizing our cash management services. Fees for trust services increased $1.8 million in 1993 as compared to 1992 primarily as a result of new trust business. Other service charges, commissions and fees were $33 million in 1993 compared to $29.4 million in 1992. This increase was primarily a result of income of $1.4 million on expired call option contracts, an increase in broker/dealer income of $2.1 million and increased mortgage brokerage activities. Losses on sales of securities available for sale in 1993 were $102 thousand compared to a $346 thousand gain in 1992. Since the establishment of the "available for sale" classification for securities in the fourth quarter of 1992, no sales have been made out of the investment portfolio. Sales from the investment securities portfolio in the first nine months of 1992 resulted in net losses of $403 thousand. Other income decreased approximately $1.1 million in 1993 as compared to 1992. This decrease was primarily due to 1992 including nonrecurring gains totaling $1.9 million resulting from the sale of other assets.

OTHER OPERATING EXPENSE
Enhancing operational efficiency without sacrificing quality service for the Company's customers continues to be a priority. The Company continues to reorganize and refocus its resources whenever it can more effectively and efficiently deliver products and services to our customers. A key measure used in the banking industry to assess the level of noninterest expense is the efficiency ratio, which is defined as noninterest expense divided by the sum of tax-equivalent net interest income plus noninterest income. Improvement in the efficiency ratio is measured by a reduction in the percentage reported. The efficiency ratios for 1994, 1993, and 1992 were 64.22%, 67.23% and 67.68%, respectively. The Company is committed to improve efficiency to a long-term goal of 60%, and in order to achieve this goal, the Company must continue to increase revenues, primarily through loan growth and increased fee income, while controlling expense growth.

    The Company's other operating expense increased $8.5 million, or 5% in 1994 compared to 1993. Approximately $3.4 million of the increase in 1994 can be attributed to the acquisition of FCFC which results in an underlying increase in other operating expense of $5.1 million, or 3%. Salaries and employee benefits, which account for 55% of other operating expense, increased $5.6 million, or 6% in 1994 compared to 1993. Salary increases include $3.4 million in normal merit increases, $1 million related to FCFC, $400 thousand in incentives and bonuses as a result of improved





                                     ______
earnings which were reduced by a decrease in incentives and commissions related to a decrease in revenues in broker/dealer services. Employee benefits increased $621 thousand as a result of the cost of the pension plan increasing by $1.2 million, $440 thousand related to FCFC and $728 thousand in other employee benefits, largely the cost of health benefits and employer taxes. These increases were partially offset by a decrease of $1.8 million in interest expense for the deferred compensation plan due to additional accruals recognized in 1993.

    Combined net occupancy and equipment expense increased $1.4 million, or 6%, over 1993 primarily due to an increase in depreciation, rentals and maintenance for branch banking facilities and due to the cost of increased automation to more effectively and efficiently deliver products and services to our customers.

    Advertising and public relations decreased $1.1 million in 1994 as compared to 1993. This decrease was due to 1993 including a $2 million special contribution at year-end and 1994 including an increase in targeted market advertising and Company sponsored promotional events.

    Other expense for 1994 was $20.3 million compared to $18.6 million in 1993. This increase in other expense was primarily the result of increases of $2.1 million in other real estate expenses, $847 thousand in amortization of intangibles related to the acquisition of FCFC and $717 thousand in increased use and franchise taxes. Reductions to other expense in 1994 as compared to 1993 include a decrease of $2.1 million in amortization of purchased mortgage servicing rights and $2.1 million in interest collected on loans which had previously been charged-off.

    During 1993, the Company's other operating expense increased $7.1 million to a total of $171.6 million. Salaries and employee benefits increased $5.5 million from 1992 to 1993. The increase in salary expense included $3.3 million in normal merit increases and $1.4 million in incentives, bonuses, and commissions. Employee benefits increased $446 thousand as a result of an increase of $3.1 million in interest expense for the deferred compensation plan, of which $2.2 million relates to under accruals in prior years.

    Partially offsetting this increase was a decrease in the pension plan and a decrease of $1.7 million in postretirement benefits due to the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1992. Service fees decreased approximately $900 thousand from 1992 to 1993 and was primarily due to a decrease in loan servicing costs. Advertising and public relations expense increased $2 million as a result of a $2 million special contribution made at year-end 1993. Other expense totaled $18.6 million in 1993 compared to $17.9 million in 1992. This increase in other expense was primarily the result of an increase of $1.4 million in the amortization of purchased mortgage servicing rights due to increased paydowns of mortgage loans serviced by the Company and an increase of $2.3 million in the cost of life insurance policies which were partially offset by a $3.7 million decrease in other real estate expenses and $626 thousand in the amortization of intangibles.

INCOME TAXES
Income tax expense was $32.5 million in 1994, compared to $27.3 million in 1993 and $14.3 million in 1992. The increase in tax expense over the past two years results primarily from increased pre-tax earnings. The Company's effective tax rate was 33% for 1994, 29% for 1993, and 24% for 1992. These effective rates are lower than the statutory income tax rate, primarily due to tax exempt interest income received on certain loans and debt securities. The increase in the effective tax rate for 1994 and 1993 is primarily the result of three factors. First, the proportion of tax exempt income to total pretax income declined as taxable income increased significantly for 1994 and 1993 and tax exempt income continued to decline. Second, 1993 income tax expense is net of the tax benefit recorded from the cumulative effect of adopting SFAS No. 109 and the deferred tax benefit of the 1% increase in the federal statutory rate beginning in 1993. Finally, the 1992 rate reflects an alternative minimum tax credit that was not applicable in 1994 and 1993.

    The Company adopted SFAS No. 109 as of January 1, 1993. This Statement significantly changed the method by which companies account for deferred income taxes for financial statement purposes. The emphasis in accounting for deferred income taxes changed from an income statement approach to a balance sheet approach, thereby ensuring the proper accrual of the appropriate asset or liability for deferred taxes. In addition the Statement allows companies to consider the likelihood of earning future taxable income in recording deferred tax assets.

    The cumulative effect of the adoption of the Statement was a benefit of $657 thousand which was included in income tax from operations in 1993. In addition an $11 million tax benefit was allocated to goodwill and other noncurrent intangible assets as a result of adjustments for prior purchase business combinations.

    As noted above, the tax provision for the Company was calculated under SFAS No. 109 for 1994 and 1993. In 1992 the tax provision for the Company was calculated under APB Opinion No. 11. In 1992, income tax expense was reduced by $2.5 million for an alternative minimum tax (AMT) credit. Under SFAS No. 109, there is no longer a separate computation of AMT for financial reporting purposes. In 1992, AMT was incurred only if it exceeded regular tax in the year, and a credit for the AMT could be carried forward to subsequent years to reduce regular tax liability.





                                     ______

OUTLOOK
The Company's growth is closely linked to the growth of the market areas which it serves. This is primarily the higher-growth areas of the State of Mississippi and the Shreveport/Bossier metropolitan area located in the northwestern part of Louisiana. The economy in these markets continued to experience growth and improvement in 1994 at a pace greater than the national average. Particularly, business and consumer confidence increased resulting in higher loan demand. These trends are expected to continue in 1995 but the growth rates should moderate in the coming quarters as the impact of higher interest rates works through the economy.

    Loan volumes grew rapidly in 1994 and are expected to continue growing at a slightly slower pace in 1995. Loans to consumers and small to middle market business are expected to continue to provide most of the increase, while outstandings to large commercial borrowers will likely decline. Deposits, primarily interest-bearing categories, are expected to grow more slowly than loans, resulting in a lower level of securities relative to interest-earning assets.

    The net interest margin improved dramatically during the second half of 1994 due to increasing loan volumes and wider deposit spreads. While continued loan growth is expected, deposit spreads are expected to narrow with increased competitive pressure. The result is an expected decrease in the margin on a quarter-to-quarter basis throughout 1995, with an average for the year significantly above the average for 1994.

    Following three years of substantial improvements in loan quality resulting in loan quality indicators being within management's acceptable ranges, no significant further improvements are expected. It is expected that loan quality will remain within acceptable ranges. Fee income will continue to be emphasized in 1995 with nontraditional sources continuing to be explored to augment traditional banking services. A continued company-wide focus on sales is expected to grow existing business volumes. This category of earnings is expected to grow at a faster rate than the overall economy and at a faster rate than operating expenses. Expense control remains a focus as the Company continues its efforts to improve its efficiency. Ongoing review of product line and market area profitability is expected to point out areas where improvements can be made which will favorably affect future long-term profitability.

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

    Deposit Guaranty National Bank, a 98%-owned banking subsidiary, is located throughout Mississippi with 108 branches. Commercial National Bank is located in Shreveport, Louisiana and has 12 branches in the Shreveport/Bossier market. With the acquisition of LBO Bancorp, Inc., CNB will also be serving the West Monroe/Monroe, Louisiana market with five branches.

    Deposit Guaranty National Bank owns and operates Deposit Guaranty Mortgage Company, a Mississippi business corporation. The Mortgage Company acts as a mortgage banker and engages in mortgage lending, brokerage and servicing in Mississippi and the North Louisiana market. The Mortgage Company, with a loan servicing portfolio of approximately $2 billion, is one of the largest mortgage servicers in Mississippi.

    The Company provides investment advice and brokerage services through its two subsidiaries, Deposit Guaranty Investments, Inc., a subsidiary of Deposit Guaranty National Bank, and Commercial National Brokerage Services, Inc., a subsidiary of Commercial National Bank.

    The Company provides credit insurance related to extensions of credit by the Company through G&W Life Insurance Company, a 100%-owned subsidiary.





                                     ______

DIVIDEND AND MARKET INFORMATION
The Company's common stock is traded in the over-the-counter market under the NASDAQ symbol "DEPS" and is quoted on NASDAQ's National Market System. The following table sets forth the range of the high and low prices of the common stock, as reported by NASDAQ, and the dividends declared per share for the periods indicated.

                                                                         Prices
                                               Dividends       --------------------------
                                               Per Share         High              Low
                                              ------------------------------------------
1994
First Quarter . . . . . . . . . . . . . . .      $.25           $29.00            $25.75
Second Quarter  . . . . . . . . . . . . . .       .25            32.00             25.50
Third Quarter . . . . . . . . . . . . . . .       .28            34.50             29.25
Fourth Quarter  . . . . . . . . . . . . . .       .28            32.25             26.00

1993
First Quarter . . . . . . . . . . . . . . .     $.215          $ 31.00            $26.50
Second Quarter  . . . . . . . . . . . . . .      .215            35.75             26.50
Third Quarter . . . . . . . . . . . . . . .       .25            32.25             28.75
Fourth Quarter  . . . . . . . . . . . . . .       .25            33.00             27.00

It is the present intention of the Board of Directors to continue the payment of cash dividends on the common stock on a quarterly basis, dependent on future earnings, the financial condition of the Company, the assessment of future capital needs of the Company and such other factors as the Board of Directors may deem relevant. As a bank holding company, the Company's ability to pay dividends is to a great extent dependent upon dividend payments it receives from its subsidiaries, which dividend payments are subject to the limitations described in the notes to the consolidated financial statements. On February 21, 1995 there were 5,956 stockholders of record of the Company's common stock.





                                     ______

CONSOLIDATED STATEMENTS OF CONDITION
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
=======================================

(IN THOUSANDS EXCEPT SHARE DATA)


                                                                                           DECEMBER 31,
                                                                                      1994              1993
                                                                                   ----------------------------
ASSETS
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . .        $  326,768        $  293,894
Interest-bearing bank balances  . . . . . . . . . . . . . . . . . . . . . .           135,298            70,000
Federal funds sold and securities
 purchased under agreements to resell   . . . . . . . . . . . . . . . . . .           224,109           208,140
Trading account securities  . . . . . . . . . . . . . . . . . . . . . . . .             4,531               596
Securities available for sale
 (market value: 1994 - $8,631; 1993 - $1,416,120)   . . . . . . . . . . . .             8,631         1,365,728
Investment securities
 (market value: 1994 - $1,332,142; 1993 - $350,451)   . . . . . . . . . . .         1,330,171           316,858
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,877,746         2,439,041
 Less: Unearned income  . . . . . . . . . . . . . . . . . . . . . . . . . .           (18,348)          (20,456)
       Allowance for possible loan losses   . . . . . . . . . . . . . . . .           (55,873)          (62,032)
                                                                                   ----------------------------
 Net loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,803,525         2,356,553
Bank premises and equipment . . . . . . . . . . . . . . . . . . . . . . . .           131,621           125,506
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           166,243           160,805
                                                                                   ----------------------------
 TOTAL ASSETS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $5,130,897        $4,898,080
                                                                                   ============================
LIABILITIES
Deposits:
 Noninterest-bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  947,511        $  875,288
 Interest-bearing   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,091,039         3,045,853
                                                                                   ----------------------------
 Total Deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,038,550         3,921,141
Federal funds purchased, securities
 sold under agreements to repurchase
 and other short-term borrowings  . . . . . . . . . . . . . . . . . . . . .           564,789           509,496
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            84,009            71,555
                                                                                   ----------------------------
 TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,687,348         4,502,192
                                                                                   ----------------------------
STOCKHOLDERS' EQUITY
Cumulative preferred stock, no par value,
 authorized: 10,000,000 shares of class A
 voting; and 10,000,000 shares of class B
 non-voting; issued and outstanding: none   . . . . . . . . . . . . . . . .                --                --
Common stock, no par value, authorized
 50,000,000 shares; issued and outstanding:
 1994 - 17,648,052 shares; 1993 - 17,667,852 shares   . . . . . . . . . . .            19,361            19,383
Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           154,726           155,399
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           269,508           221,106
Unrealized gain on securities available for sale,
 net of deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .             1,973                --
Treasury stock - 70,000 shares  . . . . . . . . . . . . . . . . . . . . . .            (2,019)               --
                                                                                   ----------------------------
 TOTAL STOCKHOLDERS' EQUITY   . . . . . . . . . . . . . . . . . . . . . . .           443,549           395,888
                                                                                   ----------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . .        $5,130,897        $4,898,080
                                                                                   ============================





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     ______

CONSOLIDATED STATEMENTS OF EARNINGS
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
=======================================

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                             1994            1993           1992
                                                                          ----------------------------------------
INTEREST INCOME
Interest and fees on loans  . . . . . . . . . . . . . . . . . . . .       $  204,434      $  180,246    $  185,301
Interest on investment securities:
 Taxable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           41,511          25,116        91,210
 Exempt from Federal income tax   . . . . . . . . . . . . . . . . .            8,317           9,062        11,894
Interest on securities available for sale:
 Taxable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           36,353          74,167        18,062
 Exempt from Federal income tax   . . . . . . . . . . . . . . . . .              104             211           118
Interest on trading account securities  . . . . . . . . . . . . . .              258             217           208
Interest on Federal funds sold and securities
 purchased under agreements to resell   . . . . . . . . . . . . . .           11,111           8,576        10,913
Interest on bank balances . . . . . . . . . . . . . . . . . . . . .            5,184           1,732         4,408
                                                                          ----------------------------------------
 TOTAL INTEREST INCOME  . . . . . . . . . . . . . . . . . . . . . .          307,272         299,327       322,114
                                                                          ----------------------------------------

INTEREST EXPENSE
Interest on deposits  . . . . . . . . . . . . . . . . . . . . . . .          109,316         110,195       138,264
Interest on Federal funds purchased, securities
 sold under agreements to repurchase and other
 short-term borrowings  . . . . . . . . . . . . . . . . . . . . . .           16,565          14,492        16,632
Interest on long-term debt  . . . . . . . . . . . . . . . . . . . .               --              --           563
                                                                          ----------------------------------------
 TOTAL INTEREST EXPENSE   . . . . . . . . . . . . . . . . . . . . .          125,881         124,687       155,459
                                                                          ----------------------------------------
NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . . .          181,391         174,640       166,655
Provision for possible loan losses  . . . . . . . . . . . . . . . .           (4,750)        (16,000)       10,378
                                                                          ----------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES  . . .          186,141         190,640       156,277
                                                                          ----------------------------------------

OTHER OPERATING INCOME
Service charges on deposit accounts . . . . . . . . . . . . . . . .           27,572          25,611        23,082
Fees for trust services . . . . . . . . . . . . . . . . . . . . . .           14,111          12,902        11,078
Losses on investment securities . . . . . . . . . . . . . . . . . .               --              --          (403)
Gains (losses) on securities available for sale . . . . . . . . . .           13,621            (102)          346
Other service charges, commissions and fees . . . . . . . . . . . .           32,701          32,986        29,424
Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,494           3,384         4,450
                                                                          ----------------------------------------
 TOTAL OTHER OPERATING INCOME   . . . . . . . . . . . . . . . . . .           93,499          74,781        67,977
                                                                          ----------------------------------------

OTHER OPERATING EXPENSE
Salaries and employee benefits  . . . . . . . . . . . . . . . . . .           98,366          92,785        87,301
Net occupancy expense . . . . . . . . . . . . . . . . . . . . . . .           12,269          11,587        11,389
Equipment expense . . . . . . . . . . . . . . . . . . . . . . . . .           13,419          12,676        12,844
Service fees  . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,217          10,817        11,708
Communication . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,736           7,332         7,297
FDIC assessment . . . . . . . . . . . . . . . . . . . . . . . . . .            8,776           8,667         8,846
Advertising and public relations  . . . . . . . . . . . . . . . . .            7,985           9,097         7,136
Other expense . . . . . . . . . . . . . . . . . . . . . . . . . . .           20,279          18,606        17,949
                                                                          ----------------------------------------
 TOTAL OTHER OPERATING EXPENSE  . . . . . . . . . . . . . . . . . .          180,047         171,567       164,470
                                                                          ----------------------------------------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . .           99,593          93,854        59,784
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . .           32,463          27,302        14,270
                                                                          ----------------------------------------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   67,130      $   66,552    $   45,514
                                                                          ========================================

NET INCOME PER SHARE:
 Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     3.80      $     3.77    $     2.67
 Fully diluted  . . . . . . . . . . . . . . . . . . . . . . . . . .             3.80            3.77          2.63
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,668,062      17,649,852    17,033,664
 Fully diluted  . . . . . . . . . . . . . . . . . . . . . . . . . .       17,668,062      17,649,852    17,465,282





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     ______

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
==========================================================

(IN THOUSANDS EXCEPT SHARE DATA)


                                                                                                Unrealized
                                                                                                 Gain on
                                                                                                Securities
                                                               Common                Retained   Available  Treasury
                                                                Stock     Surplus    Earnings    For Sale   Stock
                                                              -----------------------------------------------------
BALANCE, DECEMBER 31, 1991  . . . . . . . . . . . . . . .     $ 17,332   $129,139   $ 139,134    $     --  $    --
Net income for 1992 . . . . . . . . . . . . . . . . . . .           --         --      45,514          --       --
Cash dividends declared ($.80 per share)  . . . . . . . .           --         --     (13,677)         --       --
Conversion of debentures into 1,642,242
 shares of common stock   . . . . . . . . . . . . . . . .        1,804     22,094          --          --       --
Issuance of 160,468 shares of common stock
 under executive stock option plan  . . . . . . . . . . .          176      2,301          --          --       --
Tax benefit from exercise of stock options  . . . . . . .           --        507          --          --       --
                                                              -----------------------------------------------------
BALANCE, DECEMBER 31, 1992  . . . . . . . . . . . . . . .       19,312    154,041     170,971          --       --

Net income for 1993 . . . . . . . . . . . . . . . . . . .           --         --      66,552          --       --
Cash dividends declared ($.93 per share)  . . . . . . . .           --         --     (16,417)         --       --
Issuance of 65,146 shares of common stock
 under executive stock option plan  . . . . . . . . . . .           71        943          --          --       --
Tax benefit from exercise of stock options  . . . . . . .           --        415          --          --       --
                                                              -----------------------------------------------------
BALANCE, DECEMBER 31, 1993  . . . . . . . . . . . . . . .       19,383    155,399     221,106          --       --

Net income for 1994 . . . . . . . . . . . . . . . . . . .           --         --      67,130          --       --
Cash dividends declared ($1.06 per share) . . . . . . . .           --         --     (18,728)         --       --
Purchase and retirement of 38,000 shares
 of common stock  . . . . . . . . . . . . . . . . . . . .          (42)    (1,055)         --          --       --
Purchase of 70,000 shares of common stock
 by subsidiary  . . . . . . . . . . . . . . . . . . . . .           --         --          --          --   (2,019)
Issuance of 18,200 shares of common stock
 under executive stock option plan  . . . . . . . . . . .           20        262          --          --       --
Tax benefit from exercise of stock options  . . . . . . .           --        120          --          --       --
Cumulative effect of a change in accounting principle,
 net of deferred income taxes of $18,807  . . . . . . . .           --         --          --      31,583       --
Net change in unrealized gain on securities available for
 sale, net of deferred income taxes of $17,628  . . . . .           --         --          --     (29,610)      --
                                                              -----------------------------------------------------
BALANCE, DECEMBER 31, 1994  . . . . . . . . . . . . . . .     $ 19,361   $154,726   $ 269,508    $  1,973  $(2,019)
                                                              =====================================================





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     ______

CONSOLIDATED STATEMENTS OF CASH FLOWS
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
---------------------------------------
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                            1994             1993          1992
                                                                             -----------------------------------------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     67,130     $    66,552    $  45,514
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for possible loan losses   . . . . . . . . . . . . . . . . . . .        (4,750)        (16,000)      10,378
 Provision for possible losses on other real estate   . . . . . . . . . . .         1,078          (1,941)       1,896
 Provision for depreciation and amortization  . . . . . . . . . . . . . . .        18,405          19,352       20,014
 Provision for deferred income tax expense  . . . . . . . . . . . . . . . .           898           3,847        2,082
 Accretion of discount on investment securities, net  . . . . . . . . . . .       (13,390)         (1,278)      (3,598)
 Amortization (accretion) of premium (discount) on securities available
 for sale, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,776)          1,440           --
 Deferred loan fees and costs   . . . . . . . . . . . . . . . . . . . . . .        (3,238)         (2,943)      (2,126)
 Increase (decrease) in other liabilities   . . . . . . . . . . . . . . . .        (7,152)           (224)       2,728
 (Increase) decrease in other assets  . . . . . . . . . . . . . . . . . . .        25,252          (8,478)       6,985
 Net cash received from (paid for) loans held for resale  . . . . . . . . .        26,652         (42,196)     (18,609)
 Losses on investment securities  . . . . . . . . . . . . . . . . . . . . .            --              --          403
 (Gains) losses on securities available for sale  . . . . . . . . . . . . .       (13,621)            102         (346)
 Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,625)          1,391         (810)
                                                                             -----------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES  . . . . . . . . . . . . . . .        86,863          19,624       64,511
                                                                             -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing bank balances . . . . . . . . .       (65,298)        115,096      (85,372)
Proceeds from sales of investment securities  . . . . . . . . . . . . . . .            --              --       81,834
Proceeds from sales of securities available for sale  . . . . . . . . . . .     1,656,020         454,696       37,242
Proceeds from maturities and principal repayments of investment
 securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       277,324         231,452      492,913
Proceeds from maturities and principal repayments of securities available
 for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       724,466         319,016           --
Purchases of investment securities  . . . . . . . . . . . . . . . . . . . .    (1,130,578)        (21,279)    (499,754)
Purchases of securities available for sale  . . . . . . . . . . . . . . . .    (1,063,787)     (1,108,470)          --
Net (increase) decrease in Federal funds sold and securities
 purchased under agreements to resell   . . . . . . . . . . . . . . . . . .       (15,454)        236,370      (45,846)
Net (increase) decrease in loans  . . . . . . . . . . . . . . . . . . . . .      (369,938)       (108,466)      62,279
Proceeds from sales of other real estate  . . . . . . . . . . . . . . . . .         8,952          11,648        9,023
Purchases of bank premises and equipment  . . . . . . . . . . . . . . . . .       (17,337)        (21,331)      (9,618)
Proceeds from sales of bank premises and equipment  . . . . . . . . . . . .         2,758              36          177
Payment for purchase of common stock of
 First Columbus Financial Corporation and other acquisition costs   . . . .       (50,465)             --           --
Cash and due from banks of acquired bank  . . . . . . . . . . . . . . . . .        14,073              --           --
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --              --          550
                                                                             -----------------------------------------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES   . . . . . . . . . . .       (29,264)        108,768       43,428
                                                                             -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits  . . . . . . . . . . . . . . . . . . . . . . . . .       (48,713)        (80,718)     (73,512)
Net increase (decrease) in Federal funds purchased, securities
 sold under agreements to repurchase, and other short-term borrowings   . .        45,023         (70,916)     (16,960)
Proceeds from the exercise of common stock options  . . . . . . . . . . . .           282           1,014        2,477
Purchases of common stock . . . . . . . . . . . . . . . . . . . . . . . . .        (3,116)             --           --
Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (18,201)        (15,783)     (12,974)
                                                                             -----------------------------------------
   NET CASH USED BY FINANCING ACTIVITIES  . . . . . . . . . . . . . . . . .       (24,725)       (166,403)    (100,969)
                                                                             -----------------------------------------
   INCREASE (DECREASE) IN CASH AND DUE FROM BANKS   . . . . . . . . . . . .        32,874         (38,011)       6,970
   CASH AND DUE FROM BANKS AT BEGINNING OF YEAR   . . . . . . . . . . . . .       293,894         331,905      324,935
                                                                             -----------------------------------------
   CASH AND DUE FROM BANKS AT END OF YEAR   . . . . . . . . . . . . . . . .  $    326,768     $   293,894    $ 331,905
                                                                             =========================================


INCOME TAXES:
The Company made income tax payments of $28.6 million, $23.6 million and $13.6 million during the years ended December 31, 1994, 1993, and 1992, respectively.

INTEREST:
The Company paid $126.2 million, $127.6 million and $162.0 million in interest on deposits and other borrowings during the years ended December 31, 1994, 1993 and 1992, respectively.

CONVERTIBLE DEBT:
During 1992, $24.0 million of the Company's convertible subordinated debentures were redeemed for 1,642,242 shares of common stock.

SECURITIES:
During 1994, the Company transferred securities available for sale with a carrying value of $139.5 million to investment securities. These securities had an unrealized holding gain of $2.7 million, net of deferred income taxes, reported as a separate component of shareholders' equity.


ACQUISITION:
During 1994, the Company purchased the common stock of First Columbus Financial Corporation for $50 million. The following reflects the assets acquired and liabilities assumed (in thousands):

Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . . . .      $230,775
Cash paid for the common stock and other acquisition costs  . . . . . . . .        50,465
                                                                                 --------
Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $180,310
                                                                                 ========





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     ______

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES

================================================================================

NOTE 1 - BUSINESS, BASIS OF FINANCIAL STATEMENT PRESENTATION, ACCOUNTING POLICIES AND RECENT PRONOUNCEMENTS

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

         Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for possible loan losses and real estate owned, the Company obtains independent appraisals for significant properties.

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

ACCOUNTING POLICIES

CONSOLIDATION
The consolidated financial statements of the Company include Deposit Guaranty National Bank (98%-owned subsidiary), G & W Life Insurance Co. and Commercial National Corporation (CNC) (wholly-owned subsidiaries). All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH FLOWS
The Company considers only cash and amounts due from banks to be cash equivalents.

TRADING ACCOUNT SECURITIES
Trading account securities are reported at fair value. Realized and unrealized gains or losses on trading account securities are reflected in other operating income.

SECURITIES AVAILABLE FOR SALE
Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, securities available for sale prior to maturity are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related deferred income taxes. In prior years, available for sale securities were stated at the lower of amortized cost or fair value. The effect of this change at January 1, 1994 was to increase stockholders' equity by $31.6 million net of deferred income taxes. Gains or losses on the sale of these securities, computed based on the carrying value of the specific securities sold, are classified as gains (losses) on securities available for sale in other operating income.

INVESTMENT SECURITIES
Investment securities are securities which the Company has the positive intent and ability to hold to maturity. Investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. The amortization of premiums and discounts on mortgage-backed securities is periodically adjusted to reflect the actual prepayment experience of the underlying mortgage loans. Gains and losses on the sale of investment securities are computed based on the adjusted cost of the specific securities sold.

DERIVATIVE FINANCIAL INSTRUMENTS
TRADING INSTRUMENTS: Derivative financial instruments held for trading are recorded at fair value. These instruments are used by the Company to generate additional noninterest income. Realized and unrealized gains and losses on trading positions are recognized in noninterest income during the period in which the gain or loss occurs. Interest revenue and expense arising from trading instruments are included in other operating income.

RISK MANAGEMENT INSTRUMENTS: As part of its asset/liability management activities, the Company may enter into interest rate futures, forwards, swaps and options contracts. These derivative financial instruments are categorized as risk management instruments and are carried at fair value unless the instrument qualifies for hedge accounting treatment. Fair value adjustments on risk management instruments carried at fair value are reflected in other operating income. Gains and losses realized on futures and forward contracts qualifying as hedges are deferred and amortized over the terms of the related assets or liabilities and are included as adjustments to interest income or interest expense. Settlements on interest rate swaps and options contracts are





                                     ______
recognized over the lives of the agreements as adjustments to interest income or interest expense.

         Interest rate contracts used in connection with the securities portfolio that is designated as available for sale are carried at fair value with gains and losses, net of applicable deferred income taxes, reported in a separate component of stockholders' equity, consistent with the reporting of unrealized gains and losses on such securities.

INTEREST AND FEES ON LOANS
Interest on loans is recognized based on the interest method. The recognition of interest is suspended on commercial loans when principal or interest is past due ninety days or more and collateral is inadequate to cover principal and interest or when, in the opinion of management, full collection is unlikely. Interest on such loans is subsequently recognized only in the period in which payments are received, and in certain situations, such payments are applied to reduce principal when loans are unsecured or collateral values are deficient. A nonaccrual loan is returned to accrual status provided all principal and interest amounts are reasonably assured of repayment within a reasonable period and the borrower has demonstrated sustained payment performance. Nonrefundable loan fees and direct loan origination costs are deferred and amortized over the life of the loan as an adjustment of the yield. Commitment fees are deferred and recognized as noninterest income over the commitment period.

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

         Other real estate owned is reported in other assets and is recorded at the lower of cost or estimated fair value, less estimated selling costs. Any valuation adjustments required prior to foreclosure are charged to the allowance for possible loan losses. Subsequent to acquisition, losses on the periodic revaluation of the property are charged to current period earnings as other operating expense. Costs of operating and maintaining the properties are charged to other operating expense as incurred. Expenditures to complete or improve properties are capitalized if the expenditures are expected to be recovered upon the ultimate sale of the property.

BANK PREMISES AND EQUIPMENT
Bank premises and equipment are stated at cost. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets. Any gain or loss resulting from disposition is included in other income. Expenditures for maintenance and repairs are charged against income and renewals and betterments are capitalized.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
The Company accounts for postemployment health care and life insurance benefits using the full accrual method which recognizes the cost of providing the benefits over the active service period of the employee. As permitted by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the Company immediately recognized the postretirement benefit transition obligation in 1992. The cumulative effect of this change was to decrease net income by $1.3 million in 1992 and decrease both primary and fully diluted net income per share by $.08.

         Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers Accounting for Postemployment Benefits." SFAS No. 112 established standards for accounting and reporting the cost of benefits provided by an employer to its former or inactive employees after employment but before retirement. SFAS No. 112 requires an employer to recognize an obligation for such benefits if certain conditions are met. This Statement did not have a material impact on the consolidated financial statements.

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





                                     ______

         Financial statements for years prior to 1993 have not been restated to apply the provisions of SFAS No. 109. The cumulative effect of this change in accounting for income taxes was a benefit of $657 thousand and an increase to both primary and fully diluted net income per share of $.04 and was recorded in the 1993 tax expense.

NET INCOME PER SHARE
Primary net income per share is based on the weighted average number of shares outstanding during each year.

         Fully diluted net income per share in 1992 is based on the assumed conversion of the convertible subordinated debentures that were outstanding in 1992 into shares of common stock. This assumption gives effect to the elimination of interest expense on these debentures, less income tax effect.

RECLASSIFICATIONS
Certain prior period amounts have been reclassified to conform with the 1994 presentation.

RECENT PRONOUNCEMENTS
In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires a creditor to measure impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. For purposes of this Statement, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This Statement amends SFAS No. 114 by eliminating the income recognition provisions outlined in SFAS No. 114 and allowing creditors to use existing methods for recognizing interest income on impaired loans. SFAS No. 118 is effective concurrent with the effective date of SFAS No. 114. The adoption of these Statements will not have a material impact on the consolidated financial statements.

         In June 1993, the FASB issued SFAS No. 116, "Accounting for Contributions Received and Contributions Made." SFAS No. 116 requires that contributions made by the Company, including unconditional promises to give, be recognized as expenses at their fair values in the period made. Conditional promises to give are recognized when the conditions are substantially met. SFAS No. 116 is effective for fiscal years beginning after December 15, 1994 and for interim periods within those fiscal years. Adoption of this Statement will not have a material impact on the consolidated financial statements.

NOTE 2 - CASH AND DUE FROM BANKS
The Company is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. The average amount of those reserves for the year ended December 31, 1994, was approximately $61 million.

================================================================================

NOTE 3 - ACQUISITIONS
On May 18, 1994, the Company acquired the outstanding common stock of First Columbus Financial Corporation, a $209 million asset bank holding company, for $50 million cash. The transaction was accounted for as a purchase. The results of operations of this acquired company, which are not material, are included in the financial statements from the acquisition date.

         On December 31, 1994, the Company exchanged 680 thousand shares of common stock for all of the outstanding common shares of LBO BanCorp, Inc., a $96 million asset bank holding company in a purchase business combination. This acquisition, which was not material, will be reflected in the Company's financial statements beginning January 1, 1995.

         Beginning December 1994, the Company initiated a plan to repurchase up to 680 thousand shares of its outstanding common stock for the purpose of offsetting the shares issued in the acquisition of LBO BanCorp., Inc. This repurchase is expected to be completed by the end of the first quarter of 1995.

         On December 2, 1994, the Company and Citizens National Bancshares, Inc., in Hammond, La., signed a definitive agreement for the Company to acquire Citizens National Bancshares, Inc. At December 31, 1994, Citizens National Bancshares Inc. had total assets of $190 million. The agreement requires the Company to issue at least 1,393,442 shares and no more than 1,491,228 shares of Deposit Guaranty common stock in exchange for all of the common shares of Citizens National Bancshares, Inc. The acquisition will be accounted for as a pooling.

         During the first quarter of 1995, the Company is expected to consummate the purchase of the Coahoma County, Mississippi, operations of a local Mississippi bank. This transaction will add assets of approximately $82 million.





                                     ______

NOTE 4 - SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES

The amortized cost and estimated market value of securities available for sale, and investment securities follow (in thousands):

                                                                        DECEMBER 31,
                                                  -------------------------------------------------------
SECURITIES                                                         Gross           Gross       Estimated
AVAILABLE                                           Amortized    Unrealized      Unrealized     Market
FOR SALE                                              Cost         Gains           Losses        Value
                                                  -------------------------------------------------------
1994
Obligations of states and political sub-
 divisions  . . . . . . . . . . . . . . . . .     $    1,888       $    22       $    (38)    $    1,872
Mortgage-backed securities  . . . . . . . . .          7,077            --           (318)         6,759
                                                  -------------------------------------------------------
                                                  $    8,965       $    22       $   (356)    $    8,631
                                                  =======================================================

1993
U.S. Treasury and other U.S. Government
  agencies  . . . . . . . . . . . . . . . . .     $  793,043       $42,718       $   (492)    $  835,269
Obligations of states and political sub-
 divisions  . . . . . . . . . . . . . . . . .            200            21             --            221
Mortgage-backed securities  . . . . . . . . .        572,485         8,620           (475)       580,630
                                                  -------------------------------------------------------
                                                  $1,365,728       $51,359       $   (967)    $1,416,120
                                                  =======================================================

INVESTMENT
SECURITIES
1994
U.S. Treasury and other U.S. Government
 agencies . . . . . . . . . . . . . . . . . .     $  933,828       $ 2,424       $(10,575)    $  925,677
Obligations of states and political
 sub-divisions  . . . . . . . . . . . . . . .        104,890         7,040            (50)       111,880
Mortgage-backed securities  . . . . . . . . .        252,869         6,573         (3,314)       256,128
Other securities  . . . . . . . . . . . . . .         38,584           115           (242)        38,457
                                                  -------------------------------------------------------
                                                  $1,330,171       $16,152       $(14,181)    $1,332,142
                                                  =======================================================

1993
U.S. Treasury and other U.S. Government
 agencies . . . . . . . . . . . . . . . . . .     $   60,434       $ 9,160       $     (2)    $   69,592
Obligations of states and political
 sub-divisions  . . . . . . . . . . . . . . .        109,495        13,084             (1)       122,578
Mortgage-backed securities  . . . . . . . . .        137,356        11,343            (24)       148,675
Other securities  . . . . . . . . . . . . . .          9,573            35             (2)         9,606
                                                  -------------------------------------------------------
                                                  $  316,858       $33,622       $    (29)    $  350,451
                                                  =======================================================

The amortized cost and estimated market value of securities available for sale and investment securities at December 31, 1994, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                   DECEMBER 31, 1994
                                                                               -------------------------
                                                                                              Estimated
SECURITIES AVAILABLE                                                           Amortized       Market
FOR SALE                                                                         Cost           Value
                                                                               -------------------------
Due in one year or less . . . . . . . . . . . . . . . . . . . . . . . . .       $      45      $      45
Due after one year through five years . . . . . . . . . . . . . . . . . .           1,424          1,397
Due after five years through ten years  . . . . . . . . . . . . . . . . .             219            221
Due after ten years . . . . . . . . . . . . . . . . . . . . . . . . . . .             200            209
                                                                               -------------------------
                                                                                    1,888          1,872
Mortgage-backed securities  . . . . . . . . . . . . . . . . . . . . . . .           7,077          6,759
                                                                               -------------------------
                                                                               $    8,965     $    8,631
                                                                               =========================

INVESTMENT SECURITIES
Due in one year or less . . . . . . . . . . . . . . . . . . . . . . . . .      $  493,652     $  491,544
Due after one year through five years . . . . . . . . . . . . . . . . . .         450,145        444,123
Due after five years through ten years  . . . . . . . . . . . . . . . . .          52,268         54,800
Due after ten years . . . . . . . . . . . . . . . . . . . . . . . . . . .          81,237         85,547
                                                                               -------------------------
                                                                                1,077,302      1,076,014
Mortgage-backed securities  . . . . . . . . . . . . . . . . . . . . . . .         252,869        256,128
                                                                               -------------------------
                                                                               $1,330,171     $1,332,142
                                                                               =========================

    Gross gains of $30.8 million and $1.1 million and gross losses of $17.2 million and $1.2 million were realized on sales of securities available for sale in 1994 and 1993, respectively. Included in gross gains and gross losses for 1994 was $10.5 million and $6.2 million, respectively, related to the termination of interest rate swap agreements and sales of securities associated with such agreements.

    Gross gains of $908 thousand and gross losses of $1.3 million were realized on sales of investment securities in 1992. No sales of investment securities took place subsequent to reclassification of certain securities as available for sale on October 1, 1992.

    Securities available for sale and investment securities with a carrying amount of $736.4 million (market value $737.8 million) at December 31, 1994, and $846.4 million (market value $889.9 million) at December 31, 1993, were pledged to secure public and trust deposits, for repurchase agreements, and for other purposes.





                                     ______

NOTE 5 - LOANS
The Company makes commercial, financial, agribusiness, real estate and consumer loans to customers. Although the Company has a diversified loan portfolio, a substantial portion of its loan portfolio is concentrated in the states of Mississippi and Louisiana. Loans held for sale at December 31, 1994 and 1993 were $155.4 million and $182.3 million, respectively. The Company services mortgage loans and, at December 31, 1994, 1993 and 1992, the loan servicing portfolio was approximately $2.0 billion, $1.7 billion and $1.6 billion, respectively. The composition of the loan portfolio follows (in thousands):


                                                                                      DECEMBER 31,
                                                                               -------------------------
                                                                                 1994           1993
                                                                               -------------------------
Commercial, financial
 and agricultural . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  927,551     $  712,522
Real estate - construction  . . . . . . . . . . . . . . . . . . . . . . .          92,411         70,506
Real estate - mortgage  . . . . . . . . . . . . . . . . . . . . . . . . .       1,152,068      1,051,752
Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         705,716        604,261
                                                                               -------------------------
Total loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $2,877,746     $2,439,041
                                                                               =========================

    In the ordinary course of business, the Company makes loans to its directors and principal officers of its subsidiaries, as well as other related parties.
In the opinion of management, such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. A summary of changes in such loans during 1994 follows (in thousands):

Balance at January 1  . . . . . . . . . . . . . . . . . . . . . . . . . .       $  62,924
Additions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         252,094
Reductions (including participations sold)  . . . . . . . . . . . . . . .        (271,661)
                                                                                ---------
Balance at December 31  . . . . . . . . . . . . . . . . . . . . . . . . .       $  43,357
                                                                                =========

Transactions in the allowance for possible loan losses follow (in thousands):

                                                                            1994             1993          1992
                                                                           --------------------------------------
Balance at January 1  . . . . . . . . . . . . . . . . . . . . . . . .      $ 62,032       $ 74,856       $ 87,493
Addition due to acquisition . . . . . . . . . . . . . . . . . . . . .         1,224             --             --
Recoveries on loans previously charged-off  . . . . . . . . . . . . .        12,275         13,318         10,893
Loans charged-off . . . . . . . . . . . . . . . . . . . . . . . . . .       (14,908)       (10,142)       (33,908)
                                                                           --------------------------------------
Net (charge-offs) recoveries  . . . . . . . . . . . . . . . . . . . .        (2,633)         3,176        (23,015)
Provision for possible losses . . . . . . . . . . . . . . . . . . . .        (4,750)       (16,000)        10,378
                                                                           --------------------------------------
Balance at December 31  . . . . . . . . . . . . . . . . . . . . . . .      $ 55,873       $ 62,032       $ 74,856
                                                                           ======================================

    Loans on a nonaccrual status amounted to approximately $25.5 million at December 31, 1994, and $30.4 million at December 31, 1993. The effect of nonaccrual loans was not material in 1994 and 1993 and reduced net income by approximately $2.6 million in 1992. Restructured loans were not significant in 1994, 1993, or 1992.

    Other real estate owned amounted to approximately $6.7 million at December 31, 1994 and $13.3 million at December 31, 1993. Transactions in the allowance for possible losses on other real estate follow (in thousands):



                                                                             1994             1993          1992
                                                                            --------------------------------------
Balance at January 1  . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,205        $ 3,833        $ 5,779
Provision charged to expense  . . . . . . . . . . . . . . . . . . . .         1,078         (1,941)         1,896
Losses on sale, net . . . . . . . . . . . . . . . . . . . . . . . . .          (259)          (687)        (3,842)
                                                                            --------------------------------------
Balance at December 31  . . . . . . . . . . . . . . . . . . . . . . .       $ 2,024        $ 1,205        $ 3,833
                                                                            ======================================

================================================================================

NOTE 6 - BANK PREMISES AND EQUIPMENT
A summary of bank premises and equipment follows
(in thousands):


                                                                                      DECEMBER 31,
                                                                                ------------------------
                                                                                   1994           1993
                                                                                ------------------------
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  21,156      $  20,568
Buildings and leasehold improvements  . . . . . . . . . . . . . . . . . .         146,567        135,584
Furniture and equipment . . . . . . . . . . . . . . . . . . . . . . . . .          94,790         90,476
                                                                                ------------------------
                                                                                  262,513        246,628
Less: Accumulated depreciation and amortization . . . . . . . . . . . . .        (130,892)      (121,122)
                                                                                ------------------------
Bank premises and equipment, net  . . . . . . . . . . . . . . . . . . . .       $ 131,621      $ 125,506
                                                                                ========================

================================================================================

NOTE 7 - LEASES
Operating leases (primarily for branch bank space) expire at various dates. Most of these leases may be renewed beyond their present expiration dates. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1994, follow (in thousands):

1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $1,076
1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             835
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             543
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             334
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             219
Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,190
                                                                                   ------
Total minimum lease payments  . . . . . . . . . . . . . . . . . . . . . .          $4,197
                                                                                   ======

    At December 31, 1994, the Company leases office space to others with expirations at various dates through 2003. These leases have an average term of approximately three years and require total minimum rentals of approximately $16.9 million. Most of these leases may be renewed beyond their present expiration dates.

    Rental expense of $4.5 million in 1994, $4.2 million in 1993, and $3.9 million in 1992 included amounts for short-term cancelable leases and minimum rentals under operating leases.





                                     ______

NOTE 8 - INCOME TAXES
The Company adopted SFAS No. 109 as of January 1, 1993. Financial statements for years prior to 1993 have not been restated to apply the provisions of SFAS No. 109. The cumulative effect of this change in accounting for income taxes was a benefit of $657 thousand and was included in income tax expense in the 1993 consolidated statement of earnings. In addition, an $11 million tax benefit was allocated to goodwill and other noncurrent intangible assets as a result of adjustments for prior purchase business combination.

Total income tax expense was allocated as follows (in thousands):


                                                                                   1994           1993
                                                                                  ----------------------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . .         $32,463        $27,302
Other noncurrent intangible assets, for recognition of acquired
 tax benefits that previously were included in the valuation allowance  .            (550)          (550)
Stockholders' equity, for compensation expense for tax purposes in
 excess of amount recognized for financial reporting purposes . . . . . .            (120)          (415)
Stockholders' equity, for unrealized gains on securities available for sale for financial reporting purposes, including impact of
 adopting SFAS No. 115  . . . . . . . . . . . . . . . . . . . . . . . . .           1,179             --
                                                                                  ----------------------
                                                                                  $32,972        $26,337
                                                                                  ======================

The current and deferred components of income tax expense follow (in thousands):


                                                                             1994             1993          1992
                                                                            -------------------------------------
Current
 Federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $29,368        $21,913        $11,951
 State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,197          1,542            237
Deferred
 Federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,079          6,668          1,812
 State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (181)        (2,821)           270
                                                                            -------------------------------------
                                                                            $32,463        $27,302        $14,270
                                                                            =====================================

    The differences between the income tax expense shown on the consolidated statements of earnings and the amounts computed by applying the Federal income tax rate of 35% in 1994 and 1993 and 34% in 1992, to income before income taxes follow (in thousands):


                                                                              1994             1993          1992
                                                                            -------------------------------------
Amount computed at Federal tax rates  . . . . . . . . . . . . . . . .       $34,858        $32,849        $20,327
Increases (decreases):
 Cash surrender value of life insurance . . . . . . . . . . . . . . .        (1,061)        (1,057)        (1,001)
 Tax exempt interest income . . . . . . . . . . . . . . . . . . . . .        (4,001)        (4,106)        (4,962)
 Amortization of intangible assets  . . . . . . . . . . . . . . . . .           283             75            867
 Alternative minimum tax provision (benefit)  . . . . . . . . . . . .            --             --         (2,500)
 State income taxes, net  . . . . . . . . . . . . . . . . . . . . . .         1,311            721            335
 Cumulative effect of change in accounting for income taxes . . . . .            --           (657)            --
 Adjustment to deferred tax assets and liabilities for enacted
  change in tax rates . . . . . . . . . . . . . . . . . . . . . . . .            --         (1,049)            --
 Increase in beginning-of-year balance of the valuation allowance
  for impact of enacted change in tax rates . . . . . . . . . . . . .            --            117             --
 Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,073            410          1,204
                                                                            -------------------------------------
                                                                            $32,463        $27,302        $14,270
                                                                            =====================================

The significant components of deferred income tax expense follow (in thousands):



                                                                                      1994         1993
                                                                                     -------------------
Deferred tax expense (exclusive of the effects of other components
 listed below)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $898         $5,436
Adjustment to deferred tax assets and liabilities for enacted change
 in tax rates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --         (1,049)
Increase in beginning-of-year balance of valuation allowance for
 impact of enacted change in tax rates  . . . . . . . . . . . . . . . . .              --            117
Cumulative effect of change in accounting for income taxes  . . . . . . .              --           (657)
                                                                                     -------------------
                                                                                     $898         $3,847
                                                                                     ===================





                                     ______

    The sources of timing differences and the resulting deferred tax expense (benefit) in 1992 follow (in thousands):


                                                                                    1992
                                                                                   ------
Provision for possible loan losses  . . . . . . . . . . . . . . . . . . .          $2,731
Depreciation expense  . . . . . . . . . . . . . . . . . . . . . . . . . .             (15)
Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . . .            (477)
Lease income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (598)
Post retirement benefits  . . . . . . . . . . . . . . . . . . . . . . . .            (433)
Other real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . .             472
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             402
                                                                                   ------
                                                                                   $2,082
                                                                                   ======

    The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset follows (in thousands):

                                                                                       DECEMBER 31,
                                                                                  ----------------------
DEFERRED TAX ASSETS:                                                               1994           1993
                                                                                  ----------------------
Allowance for possible loan losses  . . . . . . . . . . . . . . . . . . .         $22,288        $25,194
Other real estate owned . . . . . . . . . . . . . . . . . . . . . . . . .           1,209          1,064
Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . . .           9,090          7,329
Purchased mortgage servicing rights . . . . . . . . . . . . . . . . . . .           3,270          3,101
Net operating loss carryforwards  . . . . . . . . . . . . . . . . . . . .             567          1,134
Investment tax credit carryforwards . . . . . . . . . . . . . . . . . . .           2,965          2,965
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,288          4,690
                                                                                  ----------------------
   Total gross deferred tax asset . . . . . . . . . . . . . . . . . . . .         $44,677       $ 45,477
   Less valuation allowance . . . . . . . . . . . . . . . . . . . . . . .          (2,965)        (3,532)
                                                                                  ----------------------
   Net deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . .         $41,712       $ 41,945
                                                                                  ----------------------

DEFERRED TAX LIABILITIES:
Bank premises and equipment . . . . . . . . . . . . . . . . . . . . . . .           3,705          2,310
Pension plan  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,656          4,220
Leveraged leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,300          1,477
Core deposit intangibles  . . . . . . . . . . . . . . . . . . . . . . . .           5,444          4,027
Unrealized gains on securities available for sale . . . . . . . . . . . .           1,179             --
State income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .             814            907
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,935          1,585
                                                                                  ----------------------
   Total gross deferred tax liability . . . . . . . . . . . . . . . . . .         $20,033       $ 14,526
                                                                                  ----------------------
   Net deferred tax asset   . . . . . . . . . . . . . . . . . . . . . . .         $21,679       $ 27,419
                                                                                  ======================

    The valuation allowance for the gross deferred tax asset as of December 31, 1994 and 1993 was $3 million and $3.5 million, respectively. The net change in the total valuation allowance for the year ended December 31, 1994 was a decrease of $567 thousand. This decrease is due to the utilization of net operating loss carryforwards. When SFAS No. 109 was adopted on January 1, 1993, the valuation allowance for the gross deferred tax assets was $4 million. The net change in the total valuation allowance for the year ended December 31, 1993 was a decrease of $450 thousand. Of this amount, a decrease of $567 thousand is due to the utilization of net operating loss carryforwards and an increase of $117 thousand is due to the impact of an enacted change in tax rates. Subsequently recognized tax benefits relating to the valuation allowance for the gross deferred tax asset as of December 31, 1994 will be allocated to other noncurrent intangible assets.

    At December 31, 1994, the Company had net operating loss carryforwards for federal income tax purposes of $1.6 million which are available to offset CNC's future federal taxable income, if any, through 1995. The Company also has investment tax credit carryforwards for federal income tax purposes of approximately $2.9 million which are available to reduce CNC's future federal income taxes, if any, through 2001.

    The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income of approximately $64 million, principally through the year ended December 31, 2002. Taxable income for the years ended December 31, 1994, 1993 and 1992 was $83 million, $69 million and $36 million, respectively. Based upon the level of historical taxable income and anticipated future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1994.

    Total income taxes resulting from securities transactions included a provision of $4.8 million in 1994, and a benefit of $36 thousand and $19 thousand in 1993 and 1992.

================================================================================

NOTE 9 - EMPLOYEE BENEFIT PLANS
The Company has the following employee benefit plans:

-- A defined benefit pension plan based upon age, length of employment and hours of service covering substantially all employees;

--  A retirement savings plan covering substantially all employees;

--  Deferred compensation and stock plans covering certain key executives; and

-- An employee stock purchase plan available to all full-time employees who have attained legal majority and have two years of continuous service.





                                     ______

    Employee benefit expenses (income) related to these plans follow (in thousands):


                                                                              1994           1993           1992
                                                                             ------------------------------------
Pension plan  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (750)       $(2,001)        $ (388)
Retirement savings plan . . . . . . . . . . . . . . . . . . . . . . .         2,395          2,233          1,942
Deferred compensation plan  . . . . . . . . . . . . . . . . . . . . .         2,848          4,662          1,603
Other plans . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           595            265            705
                                                                             ------------------------------------
                                                                             $5,088        $ 5,159         $3,862
                                                                             ====================================

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

The following table sets forth the plan's funded status and amount recognized in the Company's consolidated statements of condition (in thousands):

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                   1994           1993
                                                                                  ----------------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits of
   $68,979 in 1994 and $67,881 in 1993  . . . . . . . . . . . . . . . . .         $70,287       $ 69,218
                                                                                  ======================
  Projected benefit obligation for service rendered to date . . . . . . .         $80,303       $ 79,432
Plan assets at fair value, primarily corporate securities . . . . . . . .          97,300        100,593
                                                                                  ----------------------
Plan assets in excess of projected benefit obligation . . . . . . . . . .          16,997         21,161
Unrecognized net gain from past experience different from that assumed  .          (1,130)        (5,928)
Prior service cost not yet recognized in net periodic pension cost  . . .              31            463
Unrecognized net asset, net of amortization over a fifteen-year period  .          (3,288)        (3,836)
                                                                                  ----------------------
Prepaid pension cost  . . . . . . . . . . . . . . . . . . . . . . . . . .         $12,610       $ 11,860
                                                                                  ======================

Net pension cost (benefit) included the following components (in thousands):


                                                                             1994            1993          1992
                                                                            -------------------------------------
Service cost - benefits earned during the year  . . . . . . . . . . .       $ 2,791        $ 2,221        $ 2,729
Interest cost on projected benefit obligation . . . . . . . . . . . .         5,841          5,560          5,562
Actual return on plan assets  . . . . . . . . . . . . . . . . . . . .        (8,878)        (8,566)        (8,084)
Net amortization and deferral . . . . . . . . . . . . . . . . . . . .          (504)        (1,216)          (595)
                                                                            -------------------------------------
Net periodic pension benefit  . . . . . . . . . . . . . . . . . . . .       $  (750)       $(2,001)        $ (388)
                                                                            =====================================

    The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 8.0% in 1994 and 7.5% in 1993. The rate of increase in future compensation was 5.0% in 1994 and 1993. The expected long-term rate of return on plan assets was 9.0% in 1994 and 1993.

    Under the retirement savings plan, the Company automatically contributes an amount equal to 2% of each participant's base salary to the plan. A participant, in addition, may elect to contribute up to 5% of base salary to the plan. The Company contributes an additional amount to the plan equal to 50% of the participant's contribution.

    Participants of the deferred compensation plan can defer a portion of their compensation for payment after retirement or termination of employment. Life insurance contracts have been purchased which may be used to fund payments under the plan.

    The incentive stock plan includes the granting of incentive stock options, nonqualified stock options, stock appreciation rights, and restricted stock awards. Stock options are granted at a price equal to the market value of the stock at the date of grant and are exercisable for a period not to exceed ten years from the date of grant. The maximum number of shares subject to the plan is 955 thousand. In calculating net income per share, the dilutive effect of the options outstanding was not material.

The following table summarizes the Company's option activity (in thousands):


                                                                               1994           1993           1992
                                                                               ----------------------------------
Options outstanding at beginning of year  . . . . . . . . . . . . . .           377            395            477
Options issued and assumed  . . . . . . . . . . . . . . . . . . . . .            65             70            100
Options exercised and expired . . . . . . . . . . . . . . . . . . . .           (18)           (88)          (182)
                                                                               ----------------------------------
Options outstanding at end of year  . . . . . . . . . . . . . . . . .           424            377            395
                                                                               ==================================

    All options are nonqualified stock options. The exercise prices of the options are $27.75, $27.25, and $18.875 per share for options issued in 1994, 1993 and 1992, respectively. As a part of the acquisition of CNC, the Company agreed to assume the outstanding options of certain key officers and





                                     ______
to convert those options into 22 thousand options of the Company. The exercise prices of these options are $19.63 and $15.71 per share for 16 thousand and 6 thousand options, respectively.

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

    Effective January 1, 1992, the Company adopted SFAS No. 106 which changes the method of accounting for postemployment health care and life insurance benefits from the pay-as-you-go (cash) basis to the full accrual method which recognizes the cost of providing the benefits over the active service period of the employee. As permitted by the Statement, the Company immediately recognized the postretirement benefit transition obligation.

    The following table sets forth the amount recognized in the Company's consolidated statements of condition (in thousands):

                                                                                        DECEMBER 31,
                                                                                   ---------------------
                                                                                    1994           1993
                                                                                   ---------------------
Accumulated postretirement benefit obligation:
 Retired participants . . . . . . . . . . . . . . . . . . . . . . . . . .          $1,052         $  984
 Fully eligible active plan participants  . . . . . . . . . . . . . . . .             864            934
 Other active plan participants . . . . . . . . . . . . . . . . . . . . .             203            211
                                                                                   ---------------------
                                                                                    2,119          2,129
Unrecognized net gain (loss) from past experience different from that
 assumed and from changes in actuarial assumptions  . . . . . . . . . . .              49            (74)
                                                                                   ---------------------
Accrued postretirement benefit cost . . . . . . . . . . . . . . . . . . .          $2,168         $2,055
                                                                                   =====================

      Net periodic postretirement benefit cost included the following components (in thousands):


                                                                               1994           1993          1992
                                                                               ----------------------------------
Service cost - benefits earned during the year  . . . . . . . . . . .          $ 22           $ 16         $   --
Interest costs on projected benefit obligation  . . . . . . . . . . .           150            153            156
Implementation obligation . . . . . . . . . . . . . . . . . . . . . .            --             --          1,963
                                                                               ----------------------------------
Net periodic postretirement benefit cost  . . . . . . . . . . . . . .          $172           $169         $2,119
                                                                               ==================================

    The discount rate used in determining the accumulated postretirement benefit obligation was 8.0% in 1994 and 7.5% in 1993. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12.2% in 1994 and 13.2% in 1993, graded down to 11.4% in 1995 and graded down each year to an ultimate rate of 5% in 2008. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1994, would be increased by 2.2%. The effect of this change on the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 would be an increase of 4.9%.

================================================================================

NOTE 10 - EQUITY RESTRICTIONS
The banking subsidiaries of the Company are subject to certain regulations controlling national banks that restrict the amount of dividends that may be distributed and the amount of loans that may be made by the banks to the parent.

    Dividends paid by the Company are substantially provided from dividends received from the banking subsidiaries. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. The subsidiary banks have available for payment of dividends in 1995, without prior regulatory approval, $90.5 million plus their net profits for 1995.

    The banking subsidiaries of the Company are limited in the amount they may lend to the Company to 10% of the banks' capital stock and surplus. At December 31, 1994, the banks could lend the Company a maximum of approximately $22.3 million in aggregate. Such loans are required to be on a fully secured basis.

================================================================================

NOTE 11 - STOCK SPLIT
The Company declared a two-for-one stock split payable on December 14, 1992. All shares outstanding and per share results are calculated assuming the split occurred at the beginning of the earliest period presented.





                                     ______

NOTE 12 - OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby and commercial letters of credit, securities lent, futures and forward contracts, interest rate contracts and options. Those instruments involve, to varying degrees, elements of credit and/or interest rate risk in excess of the amounts recognized in the consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For futures, forward contracts, interest rate contracts and options, the contract or notional amounts do not represent exposure to credit loss. Credit risk for those instruments is controlled by limits and monitoring procedures.

COMMITMENTS
At December 31, 1994, the financial instruments whose contract amounts represent credit risk and those whose contract amounts exceed the amount of on-balance sheet credit risk are listed in the following table (in thousands):

                                                                                 Contract
                                                                                  Amount
                                                                                 --------
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit  . . . . . . . . . . . . . . . . . . . . .        $896,051
  Standby letters of credit . . . . . . . . . . . . . . . . . . . . . . .          76,948
  Commercial letters of credit  . . . . . . . . . . . . . . . . . . . . .           9,829
Financial instruments whose contract amounts exceed the amount of credit risk:
  Securities lent . . . . . . . . . . . . . . . . . . . . . . . . . . . .         265,218
  Commitments to purchase securities  . . . . . . . . . . . . . . . . . .           8,852
  Commitments to sell securities  . . . . . . . . . . . . . . . . . . . .           8,852

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

    Securities lending involves transactions in which two parties simultaneously lend securities of varying grades to each other, agreeing to return these same securities at a future date. Collateral guidelines require the lender of the relative lesser grade securities to deliver, through a third party custodian, securities exceeding 102% of the market value of the securities received by such lender. In order to reduce market risk, the securities, both loaned and received, are marked-to-market daily by the custodian. The process can be terminated daily, so there is no term exposure. Furthermore, since this is a securities loan, the Company retains ownership of its loaned securities under this program.

    Commitments to purchase and sell securities are contracts for delayed delivery of securities, foreign currencies or money market instruments in which the seller agrees to make delivery of a specified instrument at a specified future date, at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in interest rate and securities values.

DERIVATIVES
The Company maintains an active trading account in Eurodollar futures and options in order to maintain an active presence in those markets. Trading activities are confined to relatively small dollar limits on exchange-traded instruments. Trading activities are summarized for those categories of financial instruments in the following table (in thousands).

                                                                           December 31, 1994
                                                                              Contract or         1994 Net
                                                                            Notional Amount    Gains / (Losses)
                                                                           -----------------   ----------------
Futures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $      --           $ 10
Options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         175,000            (13)

    Trading instruments are recorded at fair value, with realized and unrealized gains and losses recognized in noninterest income. Exposure to market risk is managed in accordance with risk limits set by senior management. All positions are netted for risk-management purposes. Credit risk is minimized by using only exchange-traded futures and options, utilizing a position netting strategy, and requiring that all positions be fully collateralized.





                                     ______

    Risk management derivative instruments are used to manage the Company's exposure to interest rate and market risk. The notional or contract amounts on these instruments normally exceed the amount of credit risk to the Company. The 1994 year-end positions of the Company's activity in these instruments is summarized in the following table (in thousands):


                                                                        Contract or
                                                                      Notional Amount
                                                                      ---------------
 Interest rate swap agreements  . . . . . . . . . . . . . . . . . . .      $265,000
 Interest rate caps . . . . . . . . . . . . . . . . . . . . . . . . .       100,000
 Forward contracts  . . . . . . . . . . . . . . . . . . . . . . . . .        36,905

    Interest rate swap agreements are entered into by the Company primarily to manage interest rate exposure. These are contractual agreements between counterparties to exchange interest streams based on notional principal amounts over a set period of time. Interest rate swap agreements normally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The notional or principal amount does not represent an amount at risk, but is used only as a basis for determining the actual interest cash flows to be exchanged related to the interest rate contracts. Market risk, due to potential fluctuations in interest rates, is inherent in swap agreements. The aggregate estimated cost of replacement (the cost of replacing an existing contract if the counterparty defaults) of all interest rate swap contracts was $9.5 million as of December 31, 1994. All interest rate swap counterparties are AAA rated by Standard and Poors or have collateral arrangements with the Company.

    Interest-rate caps with three year maturities were purchased during 1994 in anticipation of further increases in interest rates, and were assigned to certificates of deposits with maturities of three months or less. The interest rate caps allow the Company to limit its exposure to unfavorable interest fluctuations over and above a "capped" rate. A premium is paid for this protection. The risk assumed by the Company is limited to the amount of the premium and not the notional amount of the interest rate cap. The premium paid for the interest rate cap is recorded in liabilities and amortized over the life of the cap. At December 31, 1994, the unamortized portion of the interest rate cap premium was $2.3 million.

    Futures and forward contracts are contracts for the delayed delivery of securities in which the seller agrees to make delivery of a specified instrument at a specified future date, at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in interest rate and securities values. The Company intends to offset or close out open positions prior to settlement; therefore, the total contract amounts of futures and forward contracts represent the extent of the Company's involvement. The Company is subject only to the change in value of the instruments. Future contracts settle in cash daily, therefore there is minimal risk to the Company.

    The Company was a party to a small number of foreign-exchange spot and forward transactions during 1994. These contracts generally involve the exchange of United States currency for a foreign currency. Spot foreign-exchange transactions normally settle within two business days, and forward transactions can settle up to a year in the future. At December 31, 1994, there were no foreign exchange contracts outstanding.

    Option contracts allow the holder of the option to purchase or sell a financial instrument from the seller or writer of the option at a specified price within a specified period of time. The Company has sold options on securities held in the available for sale securities portfolio during the year. The premium received on these options totaled $920 thousand. Options which have been sold do not expose the Company to credit risk. The Company also purchased an option during the year. A purchased option exposes the Company to credit risk up to the amount of the premium paid to obtain the option. There were no option contracts outstanding at year-end 1994.

LITIGATION
The Company's subsidiary, Commercial National Bank (CNB), is a defendant in litigation arising out of a Louisiana Housing Finance Agency Municipal Bond Issue. CNB was trustee for the issue and, in general, it is claimed that fraud was practiced on the bondholders in that the proceeds of the issue were not used for the purpose stated in the official statement. Additionally, the claim alleges conspiracy and improper conduct concerning CNB's role as trustee. In addition, some of the codefendants of CNB have asserted claims against CNB for contribution in the event those defendants are found to be liable to plaintiff. Likewise, CNB has asserted contribution claims against its codefendants. Although the litigation currently involves only one bondholder, certification as a class action suit has been requested. The claim does not specify damages, but involves a $150 million bond issue. While the ultimate outcome of the lawsuit at this time cannot be predicted with certainty, management believes that CNB has good and meritorious defenses and should prevail.

    The Company's subsidiary, Deposit Guaranty National Bank (DGNB), is a defendant in a case, in which the plaintiffs are some of the beneficiaries of a trust and DGNB is the trustee of the trust. The plaintiffs claim, in an amended complaint, that DGNB was negligent in its dealings with the trust property, breached its trust duties by allegedly abusing its discretion and negligently handling trust assets, engaged in self dealing, and was grossly negligent in its handling of the trust. The case seeks actual damages for waste of trust assets and loss of income and punitive damages, both in an





                                     ______
unspecified amount to be proven at trial, and attorney fees and court costs. While the ultimate outcome of the lawsuit cannot be predicted with certainty, management believes that the ultimate resolution of this matter will not have a material effect on the Company's consolidated financial statements.

    In addition, the Company is subject to numerous other pending and threatened legal actions arising in the normal course of business. In the opinion of management, and based on advice of legal counsel, the ultimate resolution of these matters will not have a material effect on the Company's financial condition.

================================================================================

NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS
SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Because no market exists for a significant portion of the financial instruments, fair value estimates are based on judgment regarding future expected loss experience, current economic conditions, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions significantly affect the estimates and as such, the derived fair value may not be indicative of the value negotiated in an actual sale and may not be comparable for the Company versus other financial institutions.

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

    DEPOSITS: The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits and savings accounts, is equal to the amount payable on demand at December 31, 1994 which is also their carrying amount. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.

    SHORT-TERM BORROWINGS: The carrying amounts of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximate their fair values due to the short maturity of those instruments.

    COMMITMENTS: The fair value of commercial commitments to extend credit and letters of credit is the remaining unamortized amount of the prepaid fee charged to enter into the agreement or the discounted cash flows of estimated fees that will be charged over the life of the agreement taking into account the remaining terms of the agreements and counterparties' credit standing. The fair value of residential mortgage lending commitments is based on quoted market prices considering expected funding, the contractual interest rates and current market rates.





                                     ______

    DERIVATIVES: Interest rate swaps, interest rate caps, futures, forwards, and option contracts are the primary derivative financial instruments used by the Company. The fair value of interest rate swap agreements, interest rate caps, futures, forwards, and option contracts are obtained from market quotes. These values represent the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

    The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                                     December 31,
                                                                               -------------------------
                                                                               Carrying          Fair
1994                                                                            Amount          Value
                                                                               -------------------------
Financial assets:
 Cash and short-term investments  . . . . . . . . . . . . . . . . . . . .      $  686,175     $  686,175
 Trading account securities . . . . . . . . . . . . . . . . . . . . . . .           4,531          4,531
 Securities available for sale  . . . . . . . . . . . . . . . . . . . . .           8,631          8,631
 Investment securities  . . . . . . . . . . . . . . . . . . . . . . . . .       1,330,171      1,332,142
 Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,803,525      2,694,726

Financial liabilities:
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,038,550      4,042,846
 Short-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . .         564,789        564,789

Commitments:
 Commitments to extend credit . . . . . . . . . . . . . . . . . . . . . .          (1,434)        (4,444)
 Letters of credit  . . . . . . . . . . . . . . . . . . . . . . . . . . .              --           (657)
 Commitments to sell securities . . . . . . . . . . . . . . . . . . . . .              --             11

Risk management derivatives:
 Interest rate swap agreements  . . . . . . . . . . . . . . . . . . . . .             (15)         7,900
 Forward contracts  . . . . . . . . . . . . . . . . . . . . . . . . . . .              --             40
 Interest rate caps . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,320          3,576


                                                                                                            Average
                                                                                                           Fair Value
                                                                                                           ----------
Trading derivatives:
 Futures contracts  . . . . . . . . . . . . . . . . . . . . . . . . .            --             --           $ (2)
 Option contracts . . . . . . . . . . . . . . . . . . . . . . . . . .            39             (2)            99

                                                                                      December 31,
                                                                               -------------------------
                                                                               Carrying           Fair
1993                                                                            Amount           Value
                                                                               -------------------------
Financial assets:
 Cash and short-term investments  . . . . . . . . . . . . . . . . . . . .      $  572,034     $  572,034
 Trading account securities . . . . . . . . . . . . . . . . . . . . . . .             596            596
 Securities available for sale  . . . . . . . . . . . . . . . . . . . . .       1,365,728      1,416,120
 Investment securities  . . . . . . . . . . . . . . . . . . . . . . . . .         316,858        350,451
 Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,356,553      2,370,921

Financial liabilities:
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,921,141      3,982,398
 Short-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . .         509,496        509,496

Commitments:
 Commitments to extend credit . . . . . . . . . . . . . . . . . . . . . .          (1,272)        (3,954)
 Letters of credit  . . . . . . . . . . . . . . . . . . . . . . . . . . .              --           (877)
 Commitments to purchase securities . . . . . . . . . . . . . . . . . . .              --             (7)
 Commitments to sell securities . . . . . . . . . . . . . . . . . . . . .              --             26

Risk management derivatives:
 Interest rate swap agreements  . . . . . . . . . . . . . . . . . . . . .             (66)         1,223
 Forward contracts  . . . . . . . . . . . . . . . . . . . . . . . . . . .              --            183





                                     ______

NOTE 14 - DEPOSIT GUARANTY CORP. (PARENT COMPANY ONLY) FINANCIAL INFORMATION STATEMENTS OF CONDITION
(IN THOUSANDS)

                                                                                       DECEMBER 31,
                                                                                 -----------------------
ASSETS                                                                             1994           1993
                                                                                 -----------------------
Cash on deposit with bank subsidiary  . . . . . . . . . . . . . . . . . .        $    517       $  4,083
Securities purchased from bank subsidiary under agreements to resell  . .          13,466         16,086
Investment in subsidiaries:
 Bank subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . .         421,624        370,369
 Nonbank subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . .           6,675          4,866
Notes receivable from nonbank subsidiaries  . . . . . . . . . . . . . . .           3,740            930
Cash dividends receivable from bank subsidiaries  . . . . . . . . . . . .           5,065          4,583
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21,872         19,469
                                                                                 -----------------------
 TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $472,959       $420,386
                                                                                 =======================

LIABILITIES
Cash dividends payable  . . . . . . . . . . . . . . . . . . . . . . . . .        $  4,944       $  4,417
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24,466         20,081
                                                                                 -----------------------
 TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . .          29,410         24,498
                                                                                 -----------------------
STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . .         443,549        395,888
                                                                                 -----------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . .        $472,959       $420,386
                                                                                 =======================


STATEMENTS OF EARNINGS
(in Thousands)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------
INCOME                                                                       1994            1993           1992
                                                                            -------------------------------------
Cash dividends from bank subsidiaries . . . . . . . . . . . . . . . .       $19,296        $17,921        $13,543
Consultant and management fees from subsidiaries  . . . . . . . . . .        27,295         25,939         24,572
Interest income from subsidiaries . . . . . . . . . . . . . . . . . .           663            132             11
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           606            899          1,193
                                                                            -------------------------------------
 TOTAL INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . .        47,860         44,891         39,319
                                                                            -------------------------------------
EXPENSES
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .         1,220             --            563
Salaries and employee benefits  . . . . . . . . . . . . . . . . . . .        20,058         19,659         15,052
Other expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,523         13,003         12,279
                                                                            -------------------------------------
 TOTAL EXPENSES . . . . . . . . . . . . . . . . . . . . . . . . . . .        35,801         32,662         27,894
                                                                            -------------------------------------
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
 INCOME OF SUBSIDIARIES . . . . . . . . . . . . . . . . . . . . . . .        12,059         12,229         11,425
Income tax benefit  . . . . . . . . . . . . . . . . . . . . . . . . .         3,738          3,040            785
                                                                            -------------------------------------
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES  . . . .        15,797         15,269         12,210

Equity in undistributed income (loss) of subsidiaries:
 Bank subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . .        50,835         52,039         32,504
 Nonbank subsidiaries . . . . . . . . . . . . . . . . . . . . . . . .           498           (756)           800
                                                                            -------------------------------------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $67,130        $66,552        $45,514
                                                                            =====================================


STATEMENTS OF CASH FLOWS
(in Thousands)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                             1994           1993           1992
                                                                            --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $67,130        $66,552        $45,514
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for depreciation and amortization . . . . . . . . . . . .         2,811          2,861          2,804
  Increase in other liabilities . . . . . . . . . . . . . . . . . . .         4,505          2,971         14,217
  Decrease (increase) in other assets . . . . . . . . . . . . . . . .        (3,996)         8,501        (15,545)
  Equity in undistributed income of subsidiaries  . . . . . . . . . .       (51,333)       (51,283)       (33,304)
                                                                            --------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES  . . . . . . . . . . . . .        19,117         29,602         13,686
                                                                            --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in securities purchased from bank subsidiary
 under agreements to resell . . . . . . . . . . . . . . . . . . . . .         2,620        (16,086)            --
Net (increase) decrease in notes receivable from nonbank subsidiaries        (2,810)          (930)           380
Payments for investments in and advances to subsidiaries  . . . . . .        (1,311)            --             --
Sale or repayment of investments in and advances to subsidiaries  . .            --          5,000             --
Purchases of premises and equipment . . . . . . . . . . . . . . . . .        (1,699)        (8,055)        (1,519)
Proceeds from sales of bank premises and equipment  . . . . . . . . .            --             12             13
Capital contributed to bank subsidiary  . . . . . . . . . . . . . . .          (467)            --             --
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --            (81)           544
                                                                            --------------------------------------
 NET CASH USED BY INVESTING ACTIVITIES  . . . . . . . . . . . . . . .        (3,667)       (20,140)          (582)
                                                                            --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options  . . . . . . . . . . .           282          1,014          2,477
Purchases of common stock . . . . . . . . . . . . . . . . . . . . . .        (1,097)            --             --
Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . .       (18,201)       (15,783)       (12,974)
                                                                            --------------------------------------
 NET CASH USED BY FINANCING ACTIVITIES  . . . . . . . . . . . . . . .       (19,016)       (14,769)       (10,497)
                                                                            --------------------------------------
 NET INCREASE (DECREASE) IN CASH  . . . . . . . . . . . . . . . . . .        (3,566)        (5,307)         2,607
                                                                            --------------------------------------
CASH AT BEGINNING OF YEAR . . . . . . . . . . . . . . . . . . . . . .         4,083          9,390          6,783
                                                                            --------------------------------------
CASH AT END OF YEAR . . . . . . . . . . . . . . . . . . . . . . . . .       $   517        $ 4,083        $ 9,390
                                                                            ======================================





                                     ______

INDEPENDENT AUDITORS' REPORT
============================

The Board of Directors and Stockholders
Deposit Guaranty Corp.:

    We have audited the accompanying consolidated statements of condition of Deposit Guaranty Corp. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deposit Guaranty Corp. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for debt securities in 1994 to adopt the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                                       KPMG PEAT MARWICK LLP

Jackson, Mississippi
February 3, 1995





                                     ______

DESCRIPTION OF EXHIBITS


                                         Table
       Exhibit                          Number              Sequential Page Number
       -------                          ------              ----------------------
Articles of Incorporation                3(a)          This document was previously filed as Exhibit 1 to Company's Annual Report on
                                                       Form 10-K (file number 0-4518) for the fiscal year ended December 31, 1987, and is hereby specifically incorporated by reference herein.

Bylaws                                   3(b)          This document was previously filed as Exhibit 1 to Company's Annual Report on
                                                       Form 10-K (file number 0-4518) for the fiscal year ended December 31, 1989 and is hereby specifically incorporated by reference herein.

Material Contracts                       10

(1)  Executive Variable Pay                            The written description of the Executive Variable Pay Plan included under the caption "Executive Compensation" in the definitive Proxy Statement of the
                                                       Company filed with the Commission pursuant to Rule 14a-6 is hereby specifically incorporated by reference herein.

(2)  Deferred Income Plan                              Filed herewith
     and Amendment I                                   --------------


(3)  Stock-Based, Long-Term                            This document was previously filed as Exhibit "E" to the definitive Proxy
     Incentive Plan                                    Statement of the Company dated March 12, 1986, filed with the Commission pursuant to Rule 14a-6 and is hereby specifically incorporated by reference herein.

(4)  Stock-Based, Long-Term                            This document was previously filed as Exhibit "A" to the definitive Proxy
     Incentive Plan II                                 Statement of the Company dated March 29, 1993, filed with the Commission pursuant to Rule 14a-6 and is hereby specifically incorporated by references herein.


                                            Table
        Exhibit                             Number                 Sequential Page Number
        -------                             ------                 ----------------------
Statement Re:  Computation of                  11               Filed herewith
Per Share Earnings

Subsidiaries of the Company                    22               Filed herewith

Independent Auditors' Consent                  24               Filed herewith

Financial Data Schedule                        27               Filed herewith





                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Jackson, Mississippi, on March 21, 1995.


                           DEPOSIT GUARANTY CORP.


                           BY:/s/E.B. Robinson, Jr.
                           -------------------------------------
                           E. B. Robinson, Jr.
                           Chairman of the Board


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                                  Title                       Date
          ----                                  -----                       ----
/s/E.B. Robinson, Jr.                 Chairman of the Board             March 21, 1995
----------------------                and Director
E. B. Robinson, Jr.
Principal Executive Officer


/s/Arlen L. McDonald                  Executive Vice President          March 21, 1995
--------------------------
Arlen L. McDonald
Principal Financial Officer


/s/Stephen E. Barker                  Controller                        March 21, 1995
--------------------------
Stephen E. Barker
Principal Accounting Officer


/s/Howard L. McMillan, Jr.            Director                          March 21, 1995
--------------------------
Howard L. McMillan, Jr.


/s/Warren A. Hood, Jr.                Director                          March 21, 1995
-------------------------
Warren A. Hood, Jr.


/s/Michael B. Bemis                   Director                          March 21, 1995
--------------------------
Michael B. Bemis


/s/Charles Irby                       Director                          March 21, 1995
--------------------------
Charles Irby


/s/W. R. Newman, III                  Director                          March 21, 1995
--------------------------
W. R. Newman, III


/s/J. Kelly Williams                  Director                          March 21, 1995
--------------------------
J. Kelly Williams



                          EXHIBIT INDEX


    The following exhibits are included herein.


 Page     Exhibit
Number    Number     Description
------    ------     -----------
 55-78     10(2)     Deferred Income Plan and Amendment I

 79-81     11        Computation of Per Share Earnings

 82-84     22        Subsidiaries of the Registrant

  85       24        Independent Auditors' Consent

  86       27        Financial Data Schedule
