Form 10-Q
period 1995-03-31
DEPOSIT GUARANTY CORP
filed 1995-05-15
CIK 28209

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1995



                         Commission File Number 0-4518





                             DEPOSIT GUARANTY CORP.
               --------------------------------------------------
               (Exact Name Of Registrant As Specified In Charter)





          Mississippi                                       64-0472169
- - - - - - - -------------------------------                    -----------------------------
(State or other Jurisdiction of                    (IRS Employer Identification
 Incorporation or Organization)                               Number)




                  210 East Capitol Street, Jackson, MS  39201
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

                        YES  X           NO
                            ---             ---
               Shares Of Common Stock, No Par Value, Outstanding
                       As Of March 31, 1995:  18,336,575

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(IN THOUSANDS EXCEPT SHARE DATA)

                                                           MARCH 31,                DECEMBER 31,
                                                             1995                       1994
                                                       ------------------------------------------
ASSETS
  Cash and due from banks                              $        315,023           $       326,768
  Interest-bearing bank balances                                      -                   135,298
  Federal funds sold and securities
   purchased under agreements to resell                          50,090                   224,109
  Trading account securities                                      2,069                     4,531
  Securities available for sale                                   9,166                     8,631
  Investment securities (market value:
   1995 - $1,521,459  ; 1994 - $1,332,142 )                   1,503,347                 1,330,171
  Loans                                                       3,030,627                 2,877,746
   Less:  Unearned income                                       (16,988)                  (18,348)
          Allowance for possible loan losses                    (56,857)                  (55,873)
                                                       ----------------           ---------------
   Net loans                                                  2,956,782                 2,803,525
  Bank premises and equipment                                   137,756                   131,621
  Other assets                                                  179,044                   166,243
                                                       ----------------           ---------------
   TOTAL ASSETS                                        $      5,153,277           $     5,130,897
                                                       ================           ===============

LIABILITIES
  Deposits:
   Noninterest-bearing                                 $        902,600           $       947,511
   Interest-bearing                                           3,272,033                 3,091,039
                                                       ----------------           ---------------
   Total deposits                                             4,174,633                 4,038,550
  Federal funds purchased, securities
   sold under agreements to repurchase
   and other short-term borrowings                              429,586                   564,789
  Other liabilities                                              89,812                    84,009
                                                       ----------------           ---------------
   TOTAL LIABILITIES                                          4,694,031                 4,687,348
                                                       ----------------           ---------------

STOCKHOLDERS' EQUITY
  Cumulative preferred stock, no par value,
   authorized:  10,000,000 shares of class A
   voting; and 10,000,000 shares of class B
   non-voting; issued and outstanding:  none                         --                        --
  Common stock, no par value, authorized
   50,000,000 shares; issued and outstanding:
   1995 - 18,336,575 shares; 1994 - 17,648,052
   shares                                                        20,114                    19,361
  Surplus                                                       173,784                   154,726
  Retained earnings                                             281,677                   269,508
  Market valuation for securities available for
   sale, net of income taxes                                      2,069                     1,973
  Treasury Stock (1995 - 579,500 shares;
    1994 - 70,000 shares)                                       (18,398)                   (2,019)
                                                       ----------------           ---------------
   TOTAL STOCKHOLDERS' EQUITY                                   459,246                   443,549
                                                       ----------------           ---------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $      5,153,277           $     5,130,897
                                                       ================           ===============

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                             --------------------------------------
                                                                  1995                   1994
                                                             --------------------------------------
INTEREST INCOME
   Interest and fees on loans                                $        63,012       $         44,572
   Interest on investment securities:
      Taxable                                                         21,183                  4,001
      Exempt from Federal income tax                                   2,087                  2,120
   Interest on securities available for sale:
      Taxable                                                            144                 17,818
      Exempt from Federal income tax                                      25                      4
   Interest on trading account securities                                 53                     40
   Interest on Federal funds sold and securities
      purchased under agreements to resell                             1,304                  2,447
   Interest on bank balances                                           1,141                    913
                                                             ---------------       ----------------
      TOTAL INTEREST INCOME                                           88,949                 71,915
                                                             ---------------       ----------------
INTEREST EXPENSE
   Interest on deposits                                               31,484                 25,483
   Interest on Federal funds purchased,
   securities
      sold under agreements to repurchase and
      other short-term borrowings                                      5,732                  3,562
                                                             ---------------       ----------------
      TOTAL INTEREST EXPENSE                                          37,216                 29,045
                                                             ---------------       ----------------
NET INTEREST INCOME                                                   51,733                 42,870
   Provision for possible loan losses                                      -                      -
                                                             ---------------       ----------------
NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                                               51,733                 42,870
                                                             ---------------       ----------------
OTHER OPERATING INCOME
   Service charges on deposit accounts                                 7,142                  6,356
   Fees for trust services                                             3,500                  3,336
   Securities available for sale gains (losses)                           (5)                 8,732
   Other service charges, commissions
      and fees                                                         8,946                  8,499
   Other income                                                        1,076                  1,036
                                                             ---------------       ----------------
      TOTAL OTHER OPERATING INCOME                                    20,659                 27,959
                                                             ---------------       ----------------
OTHER OPERATING EXPENSE
   Salaries and employee benefits                                     25,397                 23,756
   Net occupancy expense                                               3,085                  2,920
   Equipment expense                                                   3,732                  3,254
   Service fees                                                        2,627                  2,443
   Communication                                                       2,048                  1,744
   FDIC assessment                                                     2,294                  2,179
   Advertising and public relations                                    2,189                  2,054
   Other expense                                                       5,686                  4,808
                                                             ---------------       ----------------
      TOTAL OTHER OPERATING EXPENSE                                   47,058                 43,158
                                                             ---------------       ----------------
INCOME BEFORE INCOME TAXES                                            25,334                 27,671
   Income tax expense                                                  8,113                  9,001
                                                             ---------------       ----------------
NET INCOME                                                   $        17,221       $         18,670
                                                             ===============       ================

NET INCOME PER SHARE                                         $           .96       $           1.06
WEIGHTED AVERAGE SHARES OUTSTANDING                               17,930,408             17,668,163

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT SHARE DATA)


                                                                                  Three Months Ended
                                                                                      March 31,
                                                                               -----------------------
                                                                                 1995           1994
                                                                               ---------     ---------

Cash flows from operating activities:
Net income                                                                     $  17,221     $  18,670
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Provision for depreciation and amortization                                   5,343         4,336
     Provision for deferred income tax expense                                     1,531         4,029
     Accretion of discount on investment securities, net                          (8,381)         (653)
     Amortization of premium on securities available for sale, net                     1           896
     Deferred loan fees and costs                                                   (657)         (780)
     Increase (decrease) in other liabilities                                       (916)        2,195
     (Increase) decrease in other assets                                          (1,931)       20,131
     Net cash received from loans held for resale                                  1,063        33,863
     Securities available for sale (gains) losses                                      5        (8,732)
     Other, net                                                                    5,452        (1,643)
                                                                               ---------     ---------
       Net cash provided by operating activities                                  18,731        72,312
                                                                               ---------     ---------
Cash flows from investing activities:
Net (increase) decrease in interest-bearing bank balances                        135,298      (160,008)
Proceeds from sales of securities available for sale                               7,569       800,233
Proceeds from maturities of investment securities                                 33,464        57,491
Proceeds from maturities of securities available for sale                            220        42,302
Purchases of investment securities                                              (165,377)     (280,976)
Purchases of securities available for sale                                            --      (375,962)
Net (increase) decrease in Federal funds sold and securities
  purchased under agreements to resell                                           175,550      (104,210)
Net increase in loans                                                           (107,552)      (35,383)
Proceeds from sales of other real estate                                             845           228
Purchases of bank premises and equipment                                          (7,331)       (3,533)
Proceeds from sales of bank premises and equipment                                    67            32
Cash and due from banks of acquired bank and branch operations                     4,437            --
                                                                               ---------     ---------
    Net cash provided (used) by investing activities                              77,190       (59,786)
                                                                               ---------     ---------
Cash flows from financing activities:
Net increase in deposits                                                          50,335        58,283
Net decrease in Federal funds purchased, securities sold under
  agreements to repurchase, and other short-term borrowings                     (136,799)      (77,441)
Proceeds from the exercise of common stock options                                   121            20
Purchases of treasury stock                                                      (16,379)           --
Cash dividends paid                                                               (4,944)       (4,417)
                                                                               ---------     ---------
    Net cash used by financing activities                                       (107,666)      (23,555)
                                                                               ---------     ---------
    Decrease in cash and due from banks                                          (11,745)      (11,029)
    Cash and due from banks at beginning of period                               326,768       293,894
                                                                               ---------     ---------
    Cash and due from banks at end of period                                   $ 315,023     $ 282,865
                                                                               =========     =========

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT SHARE DATA)

INCOME TAXES:

     The Company made income tax payments of $2.5 million during the three month period ended March 31, 1995. The Company made no income tax payments during the three month period ended March 31, 1994.

INTEREST:

     The Comapny paid $36.9 million, and $29.6 million in interest on deposits and other borrowings during the three month periods ended March 31, 1995 and 1994, respectively.

SECURITIES:

     During the first quarter of 1994, the Company transferred securities available for sale with a carrying value of $139.5 million to its investment securities portfolio. These securities had an unrealized holding gain of $2.7 million at the transfer date, net of deferred income taxes, reported as a separate component of shareholders' equity.

ACQUISITION:

     During the first quarter of 1995, the Company recognized the exchange of 680 thousand shares of common stock for all the outstanding common shares of LBO BanCorp, Inc. The following reflects the assets acquired and liabilities assumed (in thousands):


        Fair value of assets acquired               $109,336

        Fair value of common stock issued             19,736
                                                    --------
        Liabilities assumed                         $ 89,600
                                                    ========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations have been made. These adjustments consist only of normal, recurring adjustments.

The condensed consolidated financial statements of Deposit Guaranty Corp. include the financial statements of Deposit Guaranty National Bank, a 98%-owned subsidiary, G & W Life Insurance Co., and Commercial National Corporation, wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE B - CONTINGENCIES

The Company's subsidiary, Commercial National Bank (CNB), is a defendant in litigation arising out of a Louisiana Housing Finance Agency Municipal Bond Issue. CNB was trustee for the issue, and in general, it is claimed that fraud was practiced on the bondholders in that the proceeds of the issue were not used for the purpose stated in the official statement. Additionally, the claim alleges conspiracy and improper conduct concerning CNB's role as trustee. In addition, some of the codefendants of CNB have asserted claims against CNB for contribution in the event those defendants are found to be liable to plaintiff. Likewise, CNB has asserted contribution claims against its codefendants. Although the litigation currently involves only one bondholder, certification as a class action suit has been requested. The claims do not specify damages, but involve a $150 million bond issue. While the ultimate outcome of the lawsuit at this time cannot be predicted with certainty, management believes that CNB has good and meritorious defenses and should prevail.

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


NOTE C - ACCOUNTING CHANGES

Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." As required by SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires a creditor to measure impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends SFAS No. 114 by eliminating the income recognition provisions outlined in SFAS No. 114 and allowing creditors to use existing methods for recognizing interest income on impaired loans. The adoption of these Statements did not have a material impact on the consolidated financial statements.

Effective January 1, 1995, the Company adopted the provisions of SFAS No. 116, "Accounting for Contributions Received and Contributions Made." SFAS No. 116 requires that contributions made by the Company, including unconditional promises to give, be recognized as expenses at their fair values in the period made. Conditional promises to give are recognized when the conditions are substantially met. Adoption of this Statement did not have a material impact on the consolidated financial statements.

NOTE D - LOANS

The following table summarizes the activity in the allowance for possible loan losses for the first quarter of 1995 (in thousands).


Balance at December 31, 1994                                $55,873

Charge-offs                                                  (2,165)
Recoveries                                                    2,267
                                                            -------
   Net recoveries                                               102

Provision for loan losses                                         -
Allowance of acquired bank                                      882
                                                            -------
   Balance at March 31, 1995                                $56,857
                                                            =======

The total recorded investment in impaired loans at the end of the first quarter of 1995 was $19.0 million of which $8.1 million has a related allowance of $1.9 million for estimated credit losses determined in accordance with the provisions of SFAS No. 114. The remaining $10.9 million of the impaired loans do not require an allowance under the provisions of SFAS No. 114 since the estimated future cash flows or the collateral value is considered sufficient to cover any future deficiencies in loan payments. However, a general allowance for possible loan losses is available to absorb losses on these loans. The average recorded investment in impaired loans for the first quarter of 1995 was $19.5 million.

The Company continues to use the nonaccrual method for the recognition of interest income on impaired loans. Using this method, the accrual of interest is discontinued on loans when management believes there is reasonable uncertainty as to the collectability of the contract amount, or when the loan is contractually 90 days or more past due, or not well secured and not in the process of collection. There was no interest income recognized in the first quarter of 1995 on loans identified as impaired.


NOTE E - ACQUISITIONS


On December 31, 1994, the Company exchanged 680 thousand shares of common stock for all of the outstanding common shares of LBO Bancorp, Inc., a bank holding company, in a purchase business combination. The fair value of assets acquired was $109 million. The acquisition, which was not material, was reflected in the financial statements beginning January 1, 1995.

On March 10, 1995, the Company consummated the purchase of the Coahoma County, Mississippi operations of a local Mississippi bank. This acquisition added assets of approximately $82 million.

On December 2, 1994, the Company and Citizens National Bancshares, Inc. in Hammond, La., signed a definitive agreement for the Company to acquire Citizens National Bancshares, Inc. At March 31, 1995, Citizens National Bancshares, Inc. had total assets of approximately $190 million. The agreement requires the Company to issue at least 1,393,442 shares and no more than 1,491,228 shares of common stock in exchange for all of the common shares of Citizens National Bancshares, Inc. The acquisition, which is expected to close in the 1995 second quarter, will be accounted for as a pooling of interests.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Deposit Guaranty Corp.:

We have reviewed the condensed consolidated statement of condition of Deposit Guaranty Corp. and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1995 and 1994.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of Deposit Guaranty Corp. and subsidiaries as of December 31, 1994, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated statement of condition from which it has been derived.


                                        /s/KPMG PEAT MARWICK LLP
                                        KPMG PEAT MARWICK LLP


Jackson, Mississippi
April 18, 1995

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND
             RESULTS OF OPERATIONS
             DEPOSIT GUARANTY CORP. AND SUBSIDIARIES

The following discussion reviews the financial condition and the results of operations of Deposit Guaranty Corp. (the Company) for the three-month periods ending March 31, 1995 and 1994. This discussion should be read in conjunction with the condensed consolidated financial statements included in Part I, Item
I. During the second and fourth quarters of 1994, the Company acquired First Columbus Financial Corporation, a $209 million asset bank holding company, and LBO Bancorp, Inc., with total assets of $109 million. During the first quarter of 1995, the Company acquired the Coahoma County operations of a local Mississippi bank with total assets of approximately $82 million. These transactions were accounted for as purchases and, as such, the results of operations of these entities are included in the financial statements from the acquisition date and will affect the comparability of the financial statements for the first three months of 1994 and the first three months of 1995.

BALANCE SHEET

Total assets were $5.153 billion at March 31, 1995, compared to $5.131 billion at December 31, 1994. Total loans increased $154 million from $2.859 billion at December 31, 1994 to $3.013 billion at March 31, 1995. This increase in loans was the result of higher loan demand in the Company's market area and the first quarter acquisitions. Approximately, $86 million of the increase in loans results from the acquisitions of LBO Bancorp, Inc. and the Coahoma County branches. Investment securities increased $173 million from $1.330 billion at December 31, 1994 to $1.503 billion at March 31, 1995. Correlating with the increases in loans and investment securities were decreases in interest-bearing bank balances, Federal funds sold and securities purchased under agreements to resell, and trading account securities of $135.3 million, $174.0 million, and
$2.5 million, respectively.   Total deposits increased from $4.039 billion at
December 31, 1994 to $4.175 billion at March 31, 1995 as a result of growth in interest-bearing deposits. The acquisitions of LBO Bancorp, Inc. and the Coahoma County branches increased deposits by $86 million and $82 million, respectively. Total stockholders' equity increased to $459.2 million at March 31, 1995 compared to $443.6 million at December 31, 1994.

As of March 31, 1995, the Company had interest rate swap contracts with a total notional value of $105 million compared to $265 million at December 31, 1994. During the first quarter of 1995, the Company sold interest swap contracts with notional amounts totaling $65 million for a net gain of $792 thousand. These swaps were hedging money market deposit accounts; therefore, the gain is being amortized over the original life of the terminated swap contracts. During the first quarter of 1995, the Company exercised its option not to extend the maturity on a callable swap.

NET INCOME

Net income for the first quarter of 1995 was $17.2 million compared to $18.7 million for the first quarter of 1994. Net income per share was $.96 for the first quarter of 1995 compared to $1.06 for the same period in 1994. Net income for 1994 includes gains on the sales of securities available for sale of $5.4 million, net of income taxes. Excluding these securities gains, net income for the first quarter of 1995 increased $3.9 million compared to the first quarter of 1994. For the first three months of 1995, the return on average assets was 1.38% compared to 1.54% for the same period in 1994. The return on average equity for the first three months of 1995 was 15.19% compared to 17.86% for 1994.


NET INTEREST INCOME

Net interest income for the first quarter of 1995 was $51.7 million, an increase of 20.5%, from $42.9 million for the first quarter of 1994 due to a 3% increase in average interest-earning assets and an increase in the net interest
margin.   The increase in interest-earning assets is primarily due to an increase in loan volume. Average loan volumes increased 22% to $2.9 billion in 1995 as compared to $2.4 billion in 1994. Average total loans as a percentage of interest-earning assets increased from 54.76% during the first quarter of 1994 to 64.91% during the same period in 1995. The net interest margin for the first quarter of 1994 was 4.76%, increasing from 4.07% for the first quarter of 1994. This increase in the margin is primarily due to an increase in the interest spread and a decrease in the liability funding ratio. The interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, increased from 3.48% in 1994 to 3.91% in 1995 due to the improved mix of earning assets and the Company increasing interest rates paid on many of its deposit accounts at a slower pace than the increase in yields on interest-earning assets. Liability funding, the percentage of interest-earning assets funded by interest-bearing liabilities decreased from 81.80% in the first quarter of 1994 to 81.25% in the first quarter of 1995.

OTHER OPERATING INCOME

Other operating income for the first quarter of 1995 was $20.7 million compared to $28.0 million for the first quarter of 1994. The decrease in other operating income is primarily the result of gains on available for sale securities of $8.7 million during the first quarter of 1994 compared to a loss of $5 thousand for the same period in 1995. Approximately $670 thousand of the first quarter 1995 other operating income represents an increase due to the acquisition of First Columbus National Bank and LBO Bancorp, Inc. in the second
and fourth quarters of 1994, respectively.   Service charges on deposits and
fees for trust services for the first quarter of 1995 increased $359 thousand and $161 thousand, respectively, from the first quarter of 1994, as a result of new business. Other operating income also increased approximately $300 thousand as a result of increased fees received on credit insurance related to installment loans. These increases were somewhat offset by a $402 thousand decrease in income recognized on futures and expired option contracts during the first quarter of 1995 compared to the same period in 1994.

OTHER OPERATING EXPENSE

Other operating expense for the first quarter of 1995 was $47.1 million, an increase of $3.9 million or 9.03% over the first quarter of 1994. Approximately $2.0 million of this increase is related to the acquisitions of First Columbus National Bank and LBO Bancorp, Inc. in the second and fourth quarters of 1994. The remaining increase of $1.9 million is primarily the result of increases in salaries and employee benefits, depreciation expense, and additional merger costs. Salaries and employee benefits increased 3% or $711 thousand in 1995 compared to 1994 as a result of normal salary increase. Merger costs increased $550 thousand due to increased activity in this area.

CREDIT QUALITY

As a result of management's assessment of the adequacy of the allowance, the Company determined that no provision to the allowance for possible loan losses was necessary for the first quarter of 1995 or 1994.

The allowance for possible loan losses at March 31, 1995, was $56.9 million or 1.89% of total loans and 183% of nonperforming loans outstanding compared to $55.9 million or 1.95% of total loans and 174% of nonperforming loans at December 31, 1994. Net recoveries for the first quarter of 1995 were $102 thousand compared to first quarter 1994 net recoveries of $2.4 million. Nonperforming loans decreased to $21.7 million at March 31, 1995, compared to $22.8 million at December 31, 1994 and $29.0 million at March 31, 1994, as a result of improving credit quality.

CAPITAL

The Company maintains risk-based capital levels in excess of the 8% minimum guideline adopted by the Federal Reserve Board for bank holding companies. The Company's tier 1 capital and total risk-based capital ratios at March 31, 1995 were 11.92% and 13.18%, respectively. This compares to a tier 1 capital ratio of 12.49% and total risk-based capital ratio of 13.75% at December 31, 1994. The Company's leverage ratio was 8.28% at March 31, 1995 compared to 8.43% at December 31, 1994.

The Company's banking subsidiaries have maintained leverage, tier 1 and total risk-based capital ratios well above the 5%, 6% and 10% minimum guidelines necessary to be categorized as "well capitalized" insured depository institutions under the guidelines set forth by the Federal Deposit Insurance Corporation Improvement Act of 1991. At March 31, 1995, Deposit Guaranty National Bank's leverage ratio was 7.99%, tier 1 capital ratio was 11.12% and its total risk-based capital ratio was 12.37%. At March 31, 1995, Commercial National Bank's leverage, tier 1 and total capital ratios were 8.18%, 16.14% and 17.40%, respectively.

LIQUIDITY

Liquidity for a financial institution can be expressed in terms of maintaining sufficient funds available to meet both expected and unanticipated obligations in a cost effective manner. Liquidity is maintained through the Company's ability to convert assets into cash, manage the maturities of liabilities and generate funds on a short-term basis, either through the national Federal funds market, backup lines of credit, or through the National CD market. The Company relies largely on core deposits to fund loan demand and long-term investments. The Company has maintained a high level of liquidity as loans have been at a lower than desired level. Loan demand has continued to increase for the first three months of 1995 and was funded by a reduction in short-term investments.

ACCOUNTING CHANGES

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. This statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Company is currently analyzing the impact that adoption of this statement will have on its financial statements.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


         There have been no material changes to the legal proceedings described in Item 3 of the Registrant's annual report on Form 10-K (file number 0-4518) filed with the Commission for the year ended December 31, 1994.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index


                                                   Table                                         Sequential
                          Exhibit                  Number                                        Page Number
                          -------                  ------                                        -----------
Plan of acquisition, reorganization,
arrangement, liquidation or succession               (2)                       A copy of the Agreement and Plan of Merger dated
                                                                               December 2, 1994, as amended effective March 27,
                                                                               1995 and April 11, 1995, by and among the Company,
                                                                               Commercial National Corporation, and Citizens
                                                                               National Bancshares, Inc. was part of the Proxy
                                                                               Statement/Prospectus included in the S-4
                                                                               Registration Statement of the Company, File Number
                                                                               33-58427, and is incorporated by reference herein.

                                                                               A copy of the Agreement and Plan of Merger dated
                                                                               August 8, 1994, by and among the Company, Commercial
                                                                               National Bank, CNC Acquisition Corp., LBO Bancorp,
                                                                               Inc. and Louisiana Bank was part of the Proxy
                                                                               Statement/Prospectus included in the S-4
                                                                               Registration Statement of the Company, File Number
                                                                               33-56041, and is incorporated by reference herein.

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

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        DEPOSIT GUARANTY CORP.
                                        (Registrant)



DATE:   May 15, 1995                    /s/ Stephen E. Barker
                                        Stephen E. Barker
                                        Controller and Principal
                                        Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
- - - - - - - -------             -----------

 (2)     Plan of acquisition, reorganization,
         arrangement, liquidation or succession

(4)      Instruments defining the rights of
         security holders, including indentures

(10)     Material Contracts

(11)     Statements re: computation of per share
         earnings

(15)     Letters re: unaudited interim financial
         information

(16)     Letter re: change in certifying
         accountant

(18)     Letter re:  change in accounting
         principles

(19)     Previously unfiled documents

(20)     Report furnished to security holders

(23)     Published report regarding matters
         submitted to vote of security holders

(24)     Consent of experts and counsel

(25)     Power of attorney

(27)     Financial data schedule

(28)     Additional exhibits