Form 10-Q
period 1995-06-30
DEPOSIT GUARANTY CORP
filed 1995-08-14
CIK 28209

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JUNE 30, 1995



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

                        YES      X       NO
                               -----           -----

               Shares Of Common Stock, No Par Value, Outstanding
                        As Of June 30, 1995:  18,851,417

10-Q
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                JUNE 30,           December 31,
                                                                  1995                 1994
                                                             -----------------------------------
Assets
  Cash and due from banks                                        $346,093            $326,768
  Interest-bearing bank balances                                        -             135,298
  Federal funds sold and securities
    purchased under agreements to resell                          102,745             224,109
  Trading account securities                                        1,692               4,531
  Securities available for sale                                    21,963               8,631
  Investment securities (market value:
    1995 - $1,676,574  ; 1994 - $1,332,142 )                    1,647,621           1,330,171
  Loans                                                         3,257,505           2,877,746
    Less:  Unearned income                                        (15,419)            (18,348)
           Allowance for possible loan losses                     (58,552)            (55,873)
                                                               ----------          ----------
    Net loans                                                   3,183,534           2,803,525
  Bank premises and equipment                                     140,773             131,621
  Other assets                                                    185,802             166,243
                                                               ----------          ----------
    TOTAL ASSETS                                               $5,630,223          $5,130,897
                                                               ==========          ==========

LIABILITIES
  Deposits:
    Noninterest-bearing                                          $999,055            $947,511
    Interest-bearing                                            3,414,990           3,091,039
                                                               ----------          ----------
    Total deposits                                              4,414,045           4,038,550
  Federal funds purchased, securities
    sold under agreements to repurchase
    and other short-term borrowings                               655,296             564,789
  Other liabilities                                                78,771              84,009
                                                               ----------          ----------
    TOTAL LIABILITIES                                           5,148,112           4,687,348
                                                               ----------          ----------

STOCKHOLDERS' EQUITY
  Cumulative preferred stock, no par value,
    authorized:  10,000,000 shares of class A
    voting; and 10,000,000 shares of class B
    non-voting; issued and outstanding:  none                          --                  --
  Common stock, no par value, authorized
    50,000,000 shares; issued and outstanding:
    1995 - 18,851,417 shares; 1994 - 17,648,052
    shares                                                         20,679              19,361
  Surplus                                                         156,644             154,726
  Retained earnings                                               302,807             269,508
  Market valuation for securities available for
    sale, net of income taxes                                       1,981               1,973
  Treasury stock  (1994 - 70,000 shares)                               --              (2,019)
                                                               ----------          ----------
    TOTAL STOCKHOLDERS' EQUITY                                    482,111             443,549
                                                               ----------          ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $5,630,223          $5,130,897
                                                               ==========          ==========

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                          JUNE 30,                              JUNE 30,
                                                             --------------------------------      --------------------------------
                                                                    1995           1994                   1995            1994
                                                             --------------------------------      --------------------------------
INTEREST INCOME
  Interest and fees on loans                                       $69,782         $48,848              $134,725         $93,420
  Interest on investment securities:
    Taxable                                                         25,231           7,615                47,099          11,616
    Exempt from Federal income tax                                   2,076           2,268                 4,362           4,388
  Interest on securities available for sale:
    Taxable                                                            412           9,253                   905          27,071
    Exempt from Federal income tax                                      25               3                    50               7
  Interest on trading account securities                                84              73                   137             113
  Interest on Federal funds sold and securities
    purchased under agreements to resell                             1,176           3,444                 2,623           5,891
  Interest on bank balances                                          -               1,652                 1,141           2,565
                                                             --------------------------------      --------------------------------
    TOTAL INTEREST INCOME                                           98,786          73,156               191,042         145,071
                                                             --------------------------------      --------------------------------
INTEREST EXPENSE
  Interest on deposits                                              35,333          26,388                68,106          51,871
  Interest on Federal funds purchased, securities
    sold under agreements to repurchase and
    other short-term borrowings                                      7,736           3,791                13,468           7,353
                                                             --------------------------------      --------------------------------
    TOTAL INTEREST EXPENSE                                          43,069          30,179                81,574          59,224
                                                             --------------------------------      --------------------------------
NET INTEREST INCOME                                                 55,717          42,977               109,468          85,847
  Provision for possible loan losses                                 1,000          (2,750)                1,000          (2,750)
                                                             --------------------------------      --------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                                              54,717          45,727               108,468          88,597
                                                             --------------------------------      --------------------------------
OTHER OPERATING INCOME
  Service charges on deposit accounts                                7,782           6,827                15,355          13,183
  Fees for trust services                                            3,500           3,338                 7,001           6,674
  Securities available for sale gains                                   24           1,088                    19           9,820
  Other service charges, commissions
    and fees                                                         8,952           7,476                17,955          15,975
  Other income                                                         799           2,589                 1,885           3,625
                                                             --------------------------------      --------------------------------
    TOTAL OTHER OPERATING INCOME                                    21,057          21,318                42,215          49,277
                                                             --------------------------------      --------------------------------
OTHER OPERATING EXPENSE
  Salaries and employee benefits                                    26,340          24,427                52,559          48,183
  Net occupancy expense                                              3,313           3,141                 6,506           6,061
  Equipment expense                                                  4,070           3,286                 7,890           6,540
  Service fees                                                       3,035           2,972                 5,483           5,415
  Communication                                                      2,256           1,954                 4,361           3,698
  FDIC assessment                                                    2,416           2,224                 4,804           4,403
  Advertising and public relations                                   2,202           2,118                 4,418           4,172
  Other expense                                                      6,744           4,152                12,894           8,960
                                                             --------------------------------      --------------------------------
    TOTAL OTHER OPERATING EXPENSE                                   50,376          44,274                98,915          87,432
                                                             --------------------------------      --------------------------------
INCOME BEFORE INCOME TAXES                                          25,398          22,771                51,768          50,442
  Income tax expense                                                 8,024           7,065                16,423          16,066
                                                             --------------------------------      --------------------------------
NET INCOME                                                         $17,374         $15,706               $35,345         $34,376
                                                             ================================      ================================

NET INCOME PER SHARE                                                 $0.91           $0.89                 $1.84           $1.95
WEIGHTED AVERAGE SHARES OUTSTANDING                             19,080,014      17,668,852            19,187,536      17,668,509

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE  30,
                                                                       ------------------------------------
                                                                           1995                    1994
                                                                       ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $    35,345            $     34,376
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                                       1,000                  (2,750)
    Provision for depreciation and amortization                             11,882                   8,726
    Provision for deferred income tax expense (benefit)                        (53)                  4,485
    Accretion of discount on investment securities, net                    (15,460)                 (3,458)
    Accretion of discount on securities available for sale, net                (41)                 (1,821)
    Deferred loan fees and costs                                            (1,440)                 (1,640)
    Decrease in other liabilities                                           (3,344)                (10,082)
    (Increase) decrease in other assets                                     (9,853)                 41,355
    Net cash received from (paid for) loans held for resale                (23,091)                 53,792
    Securities available for sale gains                                        (19)                 (9,820)
    Other, net                                                                (424)                 (1,337)
                                                                       -----------            ------------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      (5,498)                111,826
                                                                       -----------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing bank balances                  135,298                 (55,062)
Proceeds from sales of securities available for sale                        20,650               1,264,892
Proceeds from maturities of investment securities                          276,364                 110,411
Proceeds from maturities of securities available for sale                   13,331                 162,484
Purchases of investment securities                                        (497,196)               (312,611)
Purchases of securities available for sale                                  (1,219)               (946,982)
Net (increase) decrease in Federal funds sold and securities
  purchased under agreements to resell                                     128,859                 (49,042)
Net increase in loans                                                     (227,507)               (162,250)
Proceeds from sales of other real estate                                     1,780                   3,035
Purchases of bank premises and equipment                                   (11,828)                 (8,069)
Proceeds from sales of bank premises and equipment                             181                   2,533
Payment for purchase of common stock of
   First Columbus Financial Corporation                                         --                 (49,343)
Cash and due from banks of acquired banks and branch operations             12,309                  14,072
                                                                       -----------            ------------
    NET CASH USED BY INVESTING ACTIVITIES                                 (148,978)                (25,932)
                                                                       -----------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                        122,504                 (24,251)
Net increase (decrease) in Federal funds purchased,
  securities sold under agreements to repurchase,
  and other short-term borrowings                                           88,910                 (50,005)
Proceeds from the exercise of common stock options                             454                      20
Purchases of Company common stock                                          (27,990)                     --
Cash dividends paid                                                        (10,077)                 (8,834)
                                                                       -----------            ------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       173,801                 (83,070)
                                                                       -----------            ------------
    INCREASE IN CASH AND DUE FROM BANKS                                     19,325                   2,824
    CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                         326,768                 293,894
                                                                       -----------            ------------
    CASH AND DUE FROM BANKS AT END OF PERIOD                           $   346,093            $    296,718
                                                                       ===========            ============

INCOME TAXES:
  The Company made income tax payments of $16.6 million and $17.7 million during the six month periods ended June 30, 1995 and 1994, respectively.

INTEREST:
  The Company paid $76.6 million and $60.2 million in interest on deposits and other borrowings during the six month periods ended June 30, 1995 and 1994, respectively.

SECURITIES:
  During 1994, the Company transferred securities available for sale with a carrying value of $139.5 million to its investment securities portfolio. These securities had an unrealized holding gain of $2.7 million at the transfer date, net of deferred income taxes, reported as a separate component of stockholders' equity.

ACQUISITIONS:
  During 1995, the Company exchanged 1.4 million shares of its common stock for all the outstanding common shares of Citizens National Bancshares, Inc. in a transaction accounted for as a pooling of interests.

  During 1995, the Company recognized the exchange of 680 thousand shares of common stock for all the outstanding common shares of LBO Bancorp, Inc. The following reflects the assets acquired and liabilities assumed (in thousands):

    Fair value of assets acquired                             $109,336

    Fair value of common stock issued                           19,736
                                                            -----------
    Liabilities assumed                                        $89,600
                                                            ===========

  During 1994, the Company purchased substantially all of the common stock of First Columbus Financial Corporation for $49.3 million. In conjunction with the acqusition, liabilities were assumed as follows (in thousands).

    Fair value of assets acquired                             $228,652

    Fair value of common stock issued                           49,343
                                                            -----------
    Liabilities assumed                                       $179,309
                                                            ===========

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

In addition, the Company is subject to numerous other pending and threatened legal actions arising in the normal course of business, and management believes that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial statements.


NOTE C - ACCOUNTING CHANGES

Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." As required by SFAS No. 114, a loan is impaired when based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires a creditor to measure impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends SFAS No. 114 by eliminating the income recognition provisions outlined in SFAS No. 114 and allowing creditors to use previously used methods for recognizing interest income on impaired loans. The adoption of these Statements did not have a material impact on the consolidated financial statements.

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



NOTE D - LOANS

The following table summarizes the activity in the allowance for possible loan losses for the six-month periods ended June 30, 1995 and 1994 (in thousands).


                                                          1995              1994
                                                        --------           -------
Balance at December 31                                   $55,873           $62,032

Charge-offs                                               (5,337)           (9,372)
Recoveries                                                 4,522             6,523
                                                         -------           -------
   Net charge-offs                                          (815)           (2,849)

Provision for possible loan losses                         1,000            (2,750)
Allowance of acquired banks                                2,494             1,224
                                                         -------           -------

   Balance at June 30                                    $58,552           $57,657
                                                         =======           =======

The total recorded investment in impaired loans as of June 30, 1995 was $24.5 million of which $4.1 million has a related allowance of $1.2 million for estimated credit losses determined in accordance with the provisions of SFAS No. 114. The remaining $20.4 million of the impaired loans do not require an allowance under the provisions of SFAS No. 114 since the estimated future cash flows or the collateral value was considered sufficient to cover any future deficiencies in loan payments. However, a general allowance for possible loan losses is available to absorb losses on these loans. The average recorded investment in impaired loans for the six month period was $21.9 million.

The Company continues to use the nonaccrual method for interest income on impaired loans. Using this method, the accrual of interest is discontinued on loans when management believes there is reasonable uncertainty as to the collectability of the contract amount, or when the loan is contractually 90 days or more past due, or not well secured and not in the process of collection. There was no interest income recognized in the second quarter of 1995 on loans identified as impaired.

NOTE E - ACQUISITIONS

On December 31, 1994, the Company exchanged 680 thousand shares of common stock for all of the outstanding common shares of LBO Bancorp, Inc., a bank holding company, in a purchase business combination. The fair value of the assets acquired was $109 million. The acquisition, which was not material, was reflected in the financial statements beginning January 1, 1995.

On March 10, 1995, the Company purchased the Coahoma County, Mississippi operations of a local Mississippi bank. This acquisition added assets of approximately $82 million.

On May 19, 1995, the Company exchanged 1.4 million shares of common stock for all of the outstanding shares of Citizens National Bancshares, Inc., a bank
holding company, in a pooling of interests transaction.   As a result of this
transaction, the Company has restated its financial statements to include
Citizens National as of January 1, 1995.   The Company's restated net income
for the first quarter of 1995 is $18.0 million with restated total assets of $5.4 billion as of March 31, 1995. Prior to the inclusion of Citizens National, the Company's first quarter net income was $17.2 million with total assets of $5.2 billion. Citizens National had first quarter net income and total assets of $750 thousand and $193 million, respectively. Prior years' financial statements were not restated as the changes would have been immaterial.

On August 8, 1995, the Company purchased First Mortgage Corp, located in Omaha, Nebraska for $15.8 million in a purchase business combination. First Mortgage Corp. has a $1.1 billion mortgage servicing portfolio and 6 production offices in Nebraska and Oklahoma.

On May 17, 1995, the Company entered into an agreement of merger with First Merchants Financial Corporation, a bank holding company with approximately $280 million in total assets. Under the terms of this agreement, First Merchants will be merged into Deposit Guaranty of Arkansas, a wholly-owned subsidiary of Deposit Guaranty Corp. Under the agreement, 994,030 shares of Deposit Guaranty Corp. common stock and up to $3.7 million in cash will be exchanged for all of the issued and outstanding shares of First Merchants Financial Corporation.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Deposit Guaranty Corp.:

We have reviewed the condensed consolidated statement of condition of Deposit Guaranty Corp. and subsidiaries as of June 30, 1995, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1995 and 1994, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994.

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


Jackson, Mississippi
July 18, 1995

PART I.  Financial Information
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          Deposit Guaranty Corp. and Subsidiaries

The following discussion reviews the financial condition and the results of operations of Deposit Guaranty Corp. and subsidiaries (the Company) for the three-month and six-month periods ending June 30, 1995 and 1994. This discussion should be read in conjunction with the condensed consolidated financial statements included in Part I, Item I.

During the second and fourth quarters of 1994, the Company acquired First Columbus Financial Corporation, a $209 million asset bank holding company, and LBO Bancorp, Inc. with total assets of $109 million. During the first quarter of 1995, the Company acquired the Coahoma County operations of a local Mississippi bank with total assets of approximately $82 million. These transactions were accounted for as purchases and, as such, the results of operations of these entities are included in the financial statements from the acquisition date and will affect the comparability of the financial statements for 1994 and 1995.

During the second quarter of 1995, the Company acquired Citizens National Bancshares, Inc. with total assets of $193 million. This transaction was accounted for as a pooling of interests and, accordingly, the Company's financial statements for 1995 have been restated to include the combined financial results of both companies. Prior period financial statements were not restated as the changes would have been immaterial.

BALANCE SHEET

Total assets were $5.630 billion at June 30, 1995, compared to $5.131 billion at December 31, 1994. Loans, net of unearned income, increased $383 million from $2.859 billion at December 31, 1994 to $3.242 billion at June 30, 1995. Approximately, 60% of this increase in loans was the result of higher loan demand in the Company's market area and approximately 40% of the increase is due to acquisitions. Investment securities increased $317 million from $1.330 billion at December 31, 1994 to $1.648 billion at June 30, 1995. Correlating with the increases in loans and investment securities were decreases in interest-bearing bank balances and Federal funds sold and securities purchased under agreements to resell of $135.3 million and $121.4 million, respectively. Total deposits increased from $4.039 billion at December 31, 1994 to $4.414 billion at June 30, 1995. Approximately 90% of the increase in deposits was the result of acquisitions. Total stockholders' equity increased to $482.1 million at June 30, 1995 compared to $443.6 million at December 31, 1994.

As of June 30, 1995, the Company had interest rate swap contracts with a total notional value of $235 million compared to $265 million at December 31, 1994 and $105 million at March 31, 1995. During 1995, the Company sold interest swap contracts with notional amounts totaling $65 million for a net gain of $792 thousand. These swaps were hedging money market deposit accounts; therefore, the gain is being amortized over the original life of the terminated swap contracts. Also during 1995, the Company exercised its option not to extend the maturity on a callable swap.

NET INCOME

Net income for the second quarter of 1995 was $17.4 million compared to $15.7 million for the second quarter of 1994. Net income per share was $.91 for the second quarter of 1995 compared to $.89 for the same period in 1994. Net income for the second quarter of 1995 increased largely as a result of an increase in net interest income of $12.7 million from $43.0 million to $55.7 million.

Net income for the six months ended June 30, 1995 was $35.3 million with net income per share of $1.84 compared to net income of $34.4 million and net income per share of $1.95 for the same period in 1994. Year-to-date net income for 1995 included a provision for possible loan losses of $617 thousand, after income taxes, compared to a negative provision of $1.8 million, after income taxes, in 1994. Net income for 1994 also includes gains on the sales of securities available for sale of $6.1 million, after income taxes. Excluding these items, net income for the first six months of 1995 increased $9.5 million compared to the same period in 1994 primarily as a result of an increase in net interest income. For the first six months of 1995, the return on average assets was 1.33% compared to 1.41% for the same period in 1994. The return on average equity for the first six months of 1995 was 14.70% compared to 16.39% for 1994.


NET INTEREST INCOME

Net interest income for the second quarter of 1995 was $55.7 million, an increase of 29.5%, from $43.0 million for the second quarter of 1994 due to a 10% increase in interest-earning assets and an increase in the net interest margin. The increase in interest-earning assets is primarily concentrated in loan volume. Average loan volumes increased 26% to $3.2 billion in 1995 as
compared to $2.5 billion in 1994.    The net interest margin for the second
quarter of 1995 was 4.70%, increasing from 4.02% for the second quarter of 1994. This increase in the margin is primarily due to an increase in the interest spread. The interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, increased from 3.35% in 1994 to 3.73% in 1995 as interest rates paid on deposits increased less than yields on interest-earning assets. An improvement in the mix of earning assets also contributed to the increase in the interest spread as average total loans as a percentage of interest-earning assets increased from 56.70% during the second quarter of 1994 to 64.74% during the same period in 1995, and as lower yielding short-term money market assets decreased as a percentage of interest-earning assets from 11.83% to 1.6%.

Net interest income for the six months ended June 30, 1995 was $109.5 million compared to $85.8 million for the same period in 1994. The tax equivalent net interest margin increased from 4.05% in 1994 to 4.73% in 1995. This increase in the margin is primarily the result of an increase in the interest spread
from 1995 to 1994 and an increase in loan volume.   The interest spread
increased to 3.84% in the first six months of 1995 compared to 3.42% during the same period in 1994. Average loan volumes increased 26% to $3.1 billion in 1995 compared to 1994.

OTHER OPERATING INCOME

Other operating income for the second quarter of 1995 was $21.1 million compared to $21.3 million for the second quarter of 1994. The decrease in other operating income is primarily the result of a $1.0 million decrease in gains on the sale of available for sale securities and a $1.8 million decrease in other income during the second quarter of 1995 compared to the same period for 1994. Other income decreased primarily as a result of the reimbursement of legal fees in 1994 related to bond trustee activity. These decreases were partially offset by increases in core fee revenue sources of $2.6 million. Approximately $739 thousand of this increase represents the impact of acquisitions while the remainder represents new business and increased activity.

Other operating income for the six months ended June 30, 1995 was $42.2 million compared to $49.3 million for the same period in 1994. The decrease in other operating income for 1995 was primarily due to a decrease in gains on the sale of available for sale securities of $9.8 million and a decrease of $1.7 million in other income primarily resulting from the reimbursement of legal fees in 1994 related to bond trustee activity. These decreases were partially offset by an increase of approximately $4.5 million in core fee revenue sources. Approximately $1.4 million of this increase was due to acquisitions while the remainder was a result of new business and increased activity.

OTHER OPERATING EXPENSE

Other operating expense for the second quarter of 1995 was $50.4 million, an increase of $6.1 million or 13.8% over the second quarter of 1994. Approximately $3.3 million of the increase is related to acquisitions. Excluding acquisitions, the underlying expenses increased 6.3% as a result of other real estate activity and personnel related cost. Other real estate expenses for the second quarter of 1995 increased $1.9 million due to a decrease in gains on sales of other real estate from the second quarter of 1994. Salaries and employee benefits, excluding the effect of the acquisition, for the second quarter of 1995 increased approximately 3% or $608 thousand compared to the second quarter of 1994 as a result of normal salary increases.

Other operating expense for the six months ended June 30, 1995 increased $11.5 million to $98.9 million in 1995 compared to $87.4 million for the same period in 1994. Approximately $7.0 million of the increase is related to the impact of the acquisitions. Excluding these acquisitions, the underlying costs increased 5.1% as other real estate expenses increased $1.9 million and personnel related expenses increased $1.9 million.

CREDIT QUALITY

As a result of management's assessment of the adequacy of the allowance for possible loan losses, the Company determined that an addition to the allowance of $1.0 million was necessary for the second quarter of 1995 compared to a reduction in the allowance of $2.75 million in 1994.

The allowance for possible loan losses at June 30, 1995, was $58.6 million or 1.81% of total loans and 202% of nonperforming loans outstanding compared to $55.9 million or 1.95% of total loans and 219% of nonperforming loans at December 31, 1994. Net charge-offs for the second quarter of 1995 were $868 thousand compared to second quarter 1994 net charge-offs of $5.2 million. Year-to-date net charge-offs were $815 thousand for 1995 compared to net charge-offs of $2.8 million for 1994. Nonperforming loans increased $3.3 million to $28.9 million at June 30, 1995 compared to $25.6 million at December 31, 1994, primarily as a result of the addition of a $6.0 million credit to nonaccrual loans.


CAPITAL

The Company maintains risk-based capital levels well in excess of the minimum guidelines adopted by the Federal Reserve Board for bank holding companies. The Company's tier 1 capital and total risk-based capital ratios at June 30, 1995 were 11.71% and 12.97%, respectively. This compares to a tier 1 capital ratio of 12.49% and total risk-based capital ratio of 13.75% at December 31, 1994. The Company's leverage ratio was 8.26% at June 30, 1995 compared to 8.43% at December 31, 1994.

The Company's banking subsidiaries have maintained leverage, tier 1 and total risk-based capital ratios well above the 5%, 6% and 10% levels necessary to be categorized as "well capitalized" insured depository institutions under the guidelines set forth by the Federal Deposit Insurance Corporation Improvement Act of 1991. At June 30, 1995, Deposit Guaranty National Bank's leverage ratio was 8.10%, tier 1 capital ratio was 10.97% and its total risk-based capital ratio was 12.22%. At June 30, 1995, Commercial National Bank's leverage, tier 1 and total capital ratios were 8.36%, 13.96% and 15.23%, respectively. Citizens National Bank's leverage, tier 1 and total capital ratios at June 30, 1995 were 10.15%, 17.82% and 19.07%, respectively.

LIQUIDITY

Liquidity for a financial institution can be expressed in terms of maintaining sufficient funds available to meet both expected and unanticipated obligations in a cost effective manner. Liquidity is maintained through the Company's ability to convert assets into cash, manage the maturities of liabilities and generate funds on a short-term basis, either through the national Federal funds market, backup lines of credit, or through the National CD market. The Company relies largely on core deposits to fund loan demand and long-term investments. The Company has maintained a high level of liquidity as loans have been at a lower than desired level. Loan demand has continued to increase for the first six months of 1995 and was funded by a reduction in short-term investments.

ACCOUNTING CHANGES

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. This statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Company is currently analyzing the impact that adoption of this statement will have on its financial statements.

On May 12, 1995, The FASB issued SFAS No. 122, "Accounting for Mortgage
Servicing Rights, an amendment of FASB Statement No. 65."   SFAS No. 122
provides guidance for recognition of mortgage servicing rights as an asset when a mortgage loan is sold or securitized and servicing rights retained. This statement also requires that impairment of mortgage servicing rights be measured as the difference between the carrying amount of the servicing rights and their current fair values. SFAS No. 122 is to be applied prospectively in fiscal years beginning after December 15, 1995. Earlier application is encouraged in fiscal years or interim periods for which financial statements or information has not been issued. The Company is currently analyzing the impact that adoption of this statement will have on its financial statements.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


         There have been no material changes to the legal proceedings described in Item 3 of the Registrant's annual report on Form 10-K (file number 0-4518) filed with the Commission for the fiscal year ended December 31, 1994 and the quarter ended March 31, 1995.

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

---------------
(b) No reports on Form 8-K have been filed during the quarter ended
    June 30, 1995.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        DEPOSIT GUARANTY CORP.
                                        ----------------------
                                             (Registrant)



DATE: August 14, 1995                   /s/ Stephen E. Barker
      ---------------                   ---------------------
                                        Stephen E. Barker
                                        Controller and Principal
                                        Accounting Officer