Form 10-Q
period 1995-09-30
DEPOSIT GUARANTY CORP
filed 1995-11-14
CIK 28209

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995


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

                        YES      X       NO
                             ---------      --------

               Shares Of Common Stock, No Par Value, Outstanding
                     As Of September 30, 1995:  19,549,143

PART I.  Financial Information
ITEM 1.  Financial Statements
Deposit Guaranty Corp. and Subsidiaries
Condensed Consolidated Statements of Condition
(In Thousands Except Share Data)

                                                           September 30,       December 31,
                                                               1995                1994
                                                          ----------------------------------
Assets
  Cash and due from banks                                       $313,890          $326,768
  Interest-bearing bank balances                                      --           135,298
  Federal funds sold and securities
    purchased under agreements to resell                         194,838           224,109
  Trading account securities                                       3,212             4,531
  Securities available for sale                                  114,940             8,631
  Investment securities (market value:
    1995 - $1,438,754; 1994 - $1,332,142)                      1,411,033         1,330,171
  Loans                                                        3,562,238         2,877,746
    Less:  Unearned income                                       (13,977)          (18,348)
           Allowance for possible loan losses                    (60,995)          (55,873)
                                                            ------------     -------------
    Net loans                                                  3,487,266         2,803,525
  Bank premises and equipment                                    145,493           131,621
  Other assets                                                   261,756           166,243
                                                            ------------     -------------
    Total assets                                              $5,932,428        $5,130,897
                                                            ============     =============
Liabilities
  Deposits:
    Noninterest-bearing                                       $1,054,216          $947,511
    Interest-bearing                                           3,637,581         3,091,039
                                                            ------------     -------------
    Total deposits                                             4,691,797         4,038,550
  Federal funds purchased, securities
    sold under agreements to repurchase
    and other short-term borrowings                              620,066           564,789
  Other liabilities                                              101,062            84,009
                                                            ------------     -------------
    Total liabilities                                          5,412,925         4,687,348
                                                            ------------     -------------
Stockholders' equity
  Cumulative preferred stock, no par value,
    authorized:  10,000,000 shares of class A
    voting; and 10,000,000 shares of class B
    non-voting; issued and outstanding:  none                         --                --
  Common stock, no par value, authorized
    50,000,000 shares; issued and outstanding:
    1995 - 19,549,143 shares; 1994 - 17,648,052
    shares                                                        21,443            19,361
  Surplus                                                        178,696           154,726
  Retained earnings                                              317,466           269,508
  Market valuation for securities available for
    sale, net of income taxes                                      1,898             1,973
  Treasury stock  (1994 - 70,000 shares)                              --            (2,019)
                                                            ------------     -------------
    Total stockholders' equity                                   519,503           443,549
                                                            ------------     -------------
    Total liabilities and stockholders' equity                $5,932,428        $5,130,897
                                                            ============     =============

Part I.  Financial Information
ITEM 1.  Financial Statements (Continued)
Deposit Guaranty Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings
(In Thousands Except Share Data)

                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,
                                                     ---------------------------        ---------------------------
                                                         1995           1994                1995           1994
                                                     ---------------------------        ---------------------------
Interest income
  Interest and fees on loans                            $74,579        $52,757            $209,304       $146,177
  Interest on investment securities:
    Taxable                                              24,738         12,143              71,837         23,891
    Exempt from Federal income tax                        2,121          2,045               6,483          6,301
  Interest on securities available for sale:
    Taxable                                               1,368          7,326               2,273         34,367
    Exempt from Federal income tax                           61             37                 111             74
  Interest on trading account securities                     99             69                 236            182
  Interest on Federal funds sold and securities
    purchased under agreements to resell                  1,029          2,665               3,652          8,556
  Interest on bank balances                                  12          1,091               1,153          3,656
                                                     --------------------------         --------------------------
    Total interest income                               104,007         78,133             295,049        223,204
                                                     --------------------------         --------------------------
Interest expense
  Interest on deposits                                   36,633         28,124             104,739         79,995
  Interest on Federal funds purchased, securities
    sold under agreements to repurchase and
    other short-term borrowings                           8,921          4,263              22,389         11,616
                                                     --------------------------         --------------------------

    Total interest expense                               45,554         32,387             127,128         91,611
                                                     --------------------------         --------------------------
Net interest income                                      58,453         45,746             167,921        131,593
  Provision for possible loan losses                      1,040             --               2,040         (2,750)
                                                     --------------------------         --------------------------
Net interest income after provision for
  possible loan losses                                   57,413         45,746             165,881        134,343
                                                     --------------------------         --------------------------
Other operating income
  Service charges on deposit accounts                     8,211          7,208              23,566         20,391
  Fees for trust services                                 3,564          3,410              10,565         10,084
  Securities available for sale gains (losses)               69           (275)                 88          9,545
  Other service charges, commissions
    and fees                                             10,233          8,344              28,188         24,319
  Other income                                            1,887            840               3,772          4,465
                                                     --------------------------         --------------------------
    Total other operating income                         23,964         19,527              66,179         68,804
                                                     --------------------------         --------------------------
Other operating expense
  Salaries and employee benefits                         27,931         24,105              80,490         72,288
  Net occupancy expense                                   3,643          3,257              10,149          9,318
  Equipment expense                                       3,983          3,332              11,873          9,872
  Service fees                                            2,883          2,732               8,366          8,147
  Communication                                           2,066          1,927               6,427          5,625
  FDIC assessment                                          (342)         2,282               4,462          6,685
  Advertising and public relations                        1,856          1,781               6,274          5,953
  Other expense                                           8,596          5,254              21,490         14,214
                                                     --------------------------         --------------------------
    Total other operating expense                        50,616         44,670             149,531        132,102
                                                     --------------------------         --------------------------
Income before income taxes                               30,761         20,603              82,529         71,045
  Income tax expense                                     10,050          6,400              26,472         22,466
                                                     --------------------------         --------------------------
Net income                                              $20,711        $14,203             $56,057        $48,579
                                                     ==========================         ==========================

Net income per share                                      $1.09          $0.80               $2.93          $2.75
Weighted average shares outstanding                  19,133,117     17,673,895          19,141,161     17,670,929

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                           ---------------------------
                                                                                                1995            1994
                                                                                           ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                  $    56,057     $    48,579
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                                                            2,040          (2,750)
    Provision for depreciation and amortization                                                  18,023          13,229
    Provision for deferred income tax benefit                                                    (2,604)         (3,588)
    Accretion of discount on investment securities, net                                         (27,255)         (6,896)
    Accretion of discount on securities available for sale, net                                     (81)         (4,476)
    Deferred loan fees and costs                                                                 (2,112)         (2,356)
    (Increase) decrease in other liabilities                                                    (37,967)         11,874
    (Increase) decrease in other assets                                                         (41,576)         21,382
    Net cash received from (paid for) loans held for resale                                     (61,284)         55,052
    Securities available for sale gains                                                             (88)         (9,545)
    Other, net                                                                                      342           4,555
                                                                                            -----------     -----------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                          (96,505)        125,060
                                                                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing bank balances                                       135,298         (30,104)
Proceeds from sales of securities available for sale                                             71,716       1,585,482
Proceeds from maturities of investment securities                                               640,491         252,461
Proceeds from maturities of securities available for sale                                        17,519         649,231
Purchases of investment securities                                                             (608,075)     (1,035,558)
Purchases of securities available for sale                                                      (50,332)     (1,008,383)
Net (increase) decrease in Federal funds sold and securities
  purchased under agreements to resell                                                           36,767        (205,969)
Net increase in loans                                                                          (303,973)       (258,827)
Proceeds from sales of other real estate                                                          2,835           6,993
Purchases of bank premises and equipment                                                        (11,211)        (13,825)
Proceeds from sales of bank premises and equipment                                                  289           2,543
Payment for purchase of common stock of
   First Columbus Financial Corporation                                                          --             (49,343)
Payment for purchase of common stock of First Mortgage
  Mortgage Corp. and other acquisition costs                                                    (16,225)         --
Payment for purchase of common stock of First
  Merchants Financial Corporation                                                                (3,700)         --
Cash and due from banks of acquired banks and branch operations                                  24,996          14,072
                                                                                            -----------     -----------
    NET CASH USED BY INVESTING ACTIVITIES                                                       (63,605)        (91,227)
                                                                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                             149,885         (23,852)
Net increase (decrease) in Federal funds purchased,
  securities sold under agreements to repurchase,
  and other short-term borrowings                                                                52,547          23,041
Proceeds from the exercise of common stock options                                                  787             277
Purchases of Company common stock                                                               (40,416)         --
Cash dividends paid                                                                             (15,571)        (13,251)
                                                                                            -----------     -----------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                            147,232         (13,785)
                                                                                            -----------     -----------
    INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                              (12,878)         20,048

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                  326,768         293,894
                                                                                            -----------     -----------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                    $   313,890     $   313,942
                                                                                            ===========     ===========

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT SHARE DATA)


INCOME TAXES:
  The Company made income tax payments of $24.5 million and $20.4 million during the nine month periods ended September 30, 1995 and 1994, respectively.

INTEREST:
  The Company paid $124.3 million and $90.8 million in interest on deposits and other borrowings during the nine month periods ended September 30, 1995 and 1994, respectively.

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

  During 1995, the Company acquired, in purchase business conbinations, the common stock of LBO Bancorp, Inc., First Mortgage Corp., and First Merchants Financial Corporation. The following table reflects cash paid, shares of common stock exchanged, assets acquired and liabilities assumed (in thousands):

                                                                         LBO Bancorp,     First Mortgage       First Merchants
                                                                             Inc.              Corp.         Financial Corporation
                                                                       -----------------   ---------------    ---------------------
    Cash paid                                                            $     --           $ 16.2 million      $       3.7 million
                                                                         ===============    ==============      ===================
    Shares of common stock issued                                           680 thousand         --                    994 thousand
                                                                         ===============    ==============      ===================

    Fair Value of assets acquired                                        $       109,336    $       61,280      $           304,525

    Fair value of common stock issued                                             19,736            16,225                   42,219
                                                                         ---------------    --------------      -------------------
    Liabilities assumed                                                  $        89,600    $       45,055      $           262,306
                                                                         ===============    ==============      ===================



  During 1994, the Company purchased substantially all of the common stock of First Columbus Financial Corporation for $49.3 million. In conjunction with the acqusition, liabilities were assumed as follows (in thousands):

    Fair value of assets acquired                                                         $     228,652

    Cash paid for common stock and other acquisition costs                                       49,343
                                                                                          -------------
    Liabilities assumed                                                                   $     179,309
                                                                                          =============

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

The condensed consolidated financial statements of Deposit Guaranty Corp. include the financial statements of Deposit Guaranty National Bank, a 98%-owned subsidiary and Deposit Guaranty Arkansas, Inc., G & W Life Insurance Co., and Commercial National Corporation all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE B - CONTINGENCIES

The Company's subsidiary, Deposit Guaranty National Bank (DGNB), is a defendant in a case in which the plaintiffs are some of the beneficiaries of a trust and DGNB is the trustee of the trust. In an amended complaint, the plaintiffs claim that DGNB was negligent in its dealings with the trust property, breached its trust duties by allegedly abusing its discretion and negligently handling trust assets, engaged in self dealing, and was grossly negligent in its handling of the trusts. The case seeks actual damages for waste of trust assets and loss of income and punitive damages, both in an unspecified amount to be proven at trial, and attorney fees and court costs. While the ultimate outcome of the lawsuit cannot be predicted with certainty, management believes that the ultimate resolution of this matter will not have a material effect on the Company's consolidated financial statements.

The Company's subsidiary, Deposit Guaranty National Bank is a defendant in a class action lawsuit and several other lawsuits involving collateral protection insurance. The lawsuits generally allege that DGNB violated various banking statutes and breached common law duties owed to the plaintiffs. DGNB is in the final stages of negotiating a settlement of the class action lawsuit, which will be subject to preliminary approval by the court and subject to a fairness hearing conducted by the court in which other interested parties will have the opportunity to object to the terms of the settlement. The Company believes, based upon the advice of counsel, that the collateral protection insurance lawsuits will be resolved without a material adverse effect on the financial condition of the Company. In addition, the Company is subject to numerous other pending and threatened legal actions arising in the normal course of business, and management believes that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial statements.

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

NOTE D - LOANS

The following table summarizes the activity in the allowance for possible loan losses for the nine-month periods ended September 30, 1995 and 1994 (in thousands).

                                                                      1995                     1994
                                                                    --------                  -------
Balance at January 1                                                 $55,873                  $62,032

Charge-offs                                                          ( 7,503)                 (11,381)
Recoveries                                                             5,933                    8,616
                                                                     --------                 -------
   Net charge-offs                                                   ( 1,570)                 ( 2,765)

Provision for possible loan losses                                     2,040                  ( 2,750)
Allowance of acquired banks                                            4,652                    1,224
                                                                     -------                  -------

   Balance at September 30                                           $60,995                  $57,741
                                                                     =======                  ========


The total recorded investment in impaired loans as of September 30, 1995 was $25.3 million of which $6.6 million has a related allowance of $1.6 million for estimated credit losses determined in accordance with the provisions of SFAS No. 114. The remaining $18.7 million of the impaired loans do not require an allowance under the provisions of SFAS No. 114 since the estimated future cash flows or the collateral value was considered sufficient to cover any future deficiencies in loan payments. However, a general allowance for possible loan losses is available to absorb losses on these loans. The average recorded investment in impaired loans for the nine month period was $22.9 million.

The Company continues to use the nonaccrual method for interest income on impaired loans. Using this method, the accrual of interest is discontinued on loans when management believes there is reasonable uncertainty as to the collectability of the contract amount, or when the loan is contractually 90 days or more past due, or not well secured and not in the process of collection. There was no interest income recognized in the third quarter of 1995 on loans identified as impaired.


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

On September 1, 1995, the Company purchased First Merchants Financial Corporation, a bank holding company with approximately $280 million in total assets. Under the agreement, 994 thousand shares of Deposit Guaranty Corp. common stock and $3.7 million in cash were exchanged for all of the issued and outstanding shares of First Merchants Financial Corporation.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Deposit Guaranty Corp.:

We have reviewed the condensed consolidated statement of condition of Deposit Guaranty Corp. and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1995 and 1994, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994.

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


                                   /s/KPMG PEAT MARWICK LLP
                                   ------------------------
                                   KPMG PEAT MARWICK LLP


Jackson, Mississippi
October 17, 1995

PART I.  Financial Information
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          Deposit Guaranty Corp. and Subsidiaries

The following discussion reviews the financial condition and the results of operations of Deposit Guaranty Corp. and subsidiaries (the Company) for the three-month and nine-month periods ending September 30, 1995 and 1994. This discussion should be read in conjunction with the condensed consolidated financial statements included in Part I, Item I.

During the second and fourth quarters of 1994, the Company acquired First Columbus Financial Corporation, a $209 million asset bank holding company, and LBO Bancorp, Inc. with total assets of $109 million. During the first quarter of 1995, the Company acquired the Coahoma County operations of a local Mississippi bank with total assets of approximately $82 million. During the third quarter of 1995, Deposit Guaranty acquired First Mortgage Corp with a $1.1 billion servicing portfolio and First Merchants Financial Corporation with total assets of $280 million. These transactions were accounted for as purchases and, as such, the results of operations of these entities are included in the financial statements from the acquisition date and will affect the comparability of the financial statements for 1994 and 1995.

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

STATEMENT OF CONDITION

Total assets were $5.932 billion at September 30, 1995, compared to $5.131 billion at December 31, 1994. Loans, net of unearned income, increased $689 million from $2.859 billion at December 31, 1994 to $3.548 billion at September 30, 1995. Approximately, 42% of this increase in loans was the result of higher loan demand in the Company's market area and approximately 58% of the increase was due to acquisitions. Securities available for sale and investment securities increased $106 million and $81 million, respectively from December 31, 1994 to September 30, 1995. In correlation with the increases in loans and securities, decreases occurred in interest-bearing bank balances and Federal funds sold and securities purchased under agreements to resell of $135.3
million and $29.2 million, respectively.   Other assets increased $96 million
from $166 million at December 31, 1994 to $262 million at September 30, 1995, primarily as a result of increases in intangibles due to the purchase acquisitions. Total deposits increased from $4.039 billion at December 31, 1994 to $4.692 billion at September 30, 1995. Approximately 80% of the increase in deposits was the result of acquisitions. Total stockholders' equity increased to $519.5 million at September 30, 1995 compared to $443.6 million at December 31, 1994.

As of September 30, 1995, the Company had interest rate swap contracts with a total notional value of $154 million compared to $265 million at December 31, 1994 and $235 million at June 30, 1995. During 1995, the Company sold interest swap contracts with notional amounts totaling $65 million for a net gain of $792 thousand. These swaps were hedging money market deposit accounts; therefore, the gain is being amortized over the original life of the terminated swap contracts. Also during 1995, the Company exercised its option not to extend the maturity on a callable swap.


NET INCOME

Net income for the third quarter of 1995 was $20.7 million compared to $14.2 million for the third quarter of 1994. Net income per share was $1.09 for the third quarter of 1995 compared to $.80 for the same period in 1994. Net income for the third quarter of 1995 includes a $1.7 million after-tax refund of deposit insurance premiums resulting from the Federal Deposit Insurance Corporation (FDIC) lowering the Company's premium rate on insured deposits from 23 cents per $100 of deposits to 4 cents, effective June 1, 1995. Excluding this refund, net income for the third quarter of 1995 increased largely as a result of an increase in net interest income of $12.7 million from $45.7 million to $58.4 million.

Net income for the nine months ended September 30, 1995 was $56.1 million with net income per share of $2.93 compared to net income of $48.6 million and net income per share of $2.75 for the same period in 1994. Year-to-date net income for 1995 included a provision for possible loan losses of $1.3, after income taxes, compared to a negative provision of $1.8 million, after income taxes, in 1994. Net income for 1994 also includes gains on the sales of securities available for sale of $6.0 million, after income taxes. Excluding these items, net income for the first nine months of 1995 increased $16.6 million, or 41%, compared to the same period in 1994 primarily as a result of an increase in net interest income. For the first nine months of 1995, the return on average assets was 1.37% compared to 1.32% for the same period in 1994. The return on average equity for the first nine months of 1995 was 15.35% compared to 15.26% for 1994.


NET INTEREST INCOME

Net interest income for the third quarter of 1995 was $58.5 million, an increase of 27.8%, from $45.8 million for the third quarter of 1994 due to a 13.7% increase in interest-earning assets and a 50 basis point increase in the net interest margin. The increase in interest-earning assets continues to be primarily concentrated in loan volume. Average loan volumes increased 26.9% to $3.4 billion in 1995 compared to $2.6 billion in 1994. The net interest margin for the third quarter of 1995 was 4.72%, increasing from 4.22% during the third quarter of 1994. This increase in the margin is primarily due to a 37 basis point increase in the interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.
This increase in the interest spread is the result of interest rates paid on deposits increasing less than yields on loans. An improvement in the mix of earning assets also contributed to the increase in the spread as average total loans as a percentage of interest-earning assets increased from 59.50% during the third quarter of 1994 to 66.39% during the same period in 1995, and as lower yielding short-term money market assets decreased as a percentage of interest-earning assets from 7.59% during the third quarter of 1994 to 1.38% during the same period in 1995.

Net interest income for the nine months ended September 30, 1995 was $167.9 million compared to $131.6 million for the same period in 1994. The tax equivalent net interest margin increased from 4.11% in 1994 to 4.73% in 1995. This increase in the margin is primarily the result of an increase in the
interest spread from 1995 to 1994 and an increase in loan volume.   The
interest spread increased to 3.83% in the first nine months of 1995 compared to 3.38% during the same period in 1994. Average loan volumes increased 26% to $3.2 billion in 1995 compared to $2.5 billion in 1994.


OTHER OPERATING INCOME

Other operating income for the third quarter of 1995 was $24.0 million compared to $19.5 million for the third quarter of 1994. The increase in other operating income is primarily the result of a $4.0 million increase in core revenue sources during the third quarter of 1995 compared to the same period for 1994. Approximately $1.6 million of this increase represents the impact of acquisitions while the remainder represents new business and increased activity.

Other operating income for the nine months ended September 30, 1995 was $66.2 million compared to $68.8 million for the same period in 1994. The decrease in other operating income for 1995 was primarily due to a decrease in gains on the sale of available for sale securities of $9.5 million and a decrease of $1.7 million in other income primarily resulting from the reimbursement of legal fees in 1994 related to bond trustee activity. These decreases were partially offset by an increase of approximately $7.5 million in core fee revenue sources. Approximately $3.0 million of this increase was due to acquisitions while the remainder was a result of new business and increased activity.

OTHER OPERATING EXPENSE

Other operating expense for the third quarter of 1995 was $50.6 million, an increase of $5.9 million or 13.3% over the third quarter of 1994. Approximately $5.6 million of the increase is related to acquisitions. Excluding acquisitions, the underlying expenses increased 2.8% primarily as a result of increased personnel costs being partially offset by a $2.6 million decrease in the FDIC assessment in the third quarter of 1995 compared to 1994. Salaries and employee benefits, excluding the effects of acquisitions, for the third quarter of 1995 increased approximately 5.2% or $1.3 million compared to the third quarter of 1994 as a result of normal salary increases and higher benefit costs.

Other operating expense for the nine months ended September 30, 1995 increased $17.4 million to $149.5 million in 1995 compared to $132.1 million for the same period in 1994. Approximately $9.2 million of the increase is related to the impact of acquisitions. Excluding acquisitions, the underlying costs increased 6.2% primarily due to increases in other real estate expenses and personnel related expenses. Other real estate expenses increased $1.5 million during the first nine months of 1995 compared to 1994 as a result of decreasing gains on sales of properties in 1995 compared to 1994. Personnel related expenses for 1995 increased $3.1 million as a result of normal salary increases and higher benefit costs. These increases were offset by a decrease of $2.6 million in FDIC assessments.

CREDIT QUALITY

Credit quality remains strong as nonperforming assets were $36.8 million, or 1.04% of total loans plus other real estate at September 30, 1995 compared to $32.3 million, or 1.13% of total loans plus other real estate at December 31, 1994. The allowance for possible loan losses at September 30, 1995, was $61.0 million or 1.72% of total loans and 202% of nonperforming loans outstanding compared to $55.9 million or 1.95% of total loans and 219% of nonperforming loans at December 31, 1994. Net charge-offs for the third quarter of 1995 were $756 thousand compared to third quarter 1994 net recoveries of $84 thousand. Year-to-date net charge-offs were $1.6 million, or .07% to average loans, for 1995 compared to net charge-offs of $2.8 million for 1994. An addition of $1 million was made to the allowance for the third quarter of 1995 compared to no provision during the same period in 1994.


CAPITAL

The Company maintains risk-based capital levels well in excess of the minimum guidelines adopted by the Federal Reserve Board for bank holding companies. The Company's tier 1 capital and total risk-based capital ratios at September 30, 1995 were 10.91% and 12.17%, respectively. This compares to a tier 1 capital ratio of 12.49% and total risk-based capital ratio of 13.75% at December 31, 1994. The Company's leverage ratio was 7.95% at September 30, 1995 compared to 8.43% at December 31, 1994.

The Company's banking subsidiaries have maintained leverage, tier 1 and total risk-based capital ratios well above the 5%, 6% and 10% levels necessary to be categorized as "well capitalized" insured depository institutions under the guidelines set forth by the Federal Deposit Insurance Corporation Improvement Act of 1991.


LIQUIDITY

Liquidity for a financial institution can be expressed in terms of maintaining sufficient funds available to meet both expected and unanticipated obligations in a cost effective manner. Liquidity is maintained through the Company's ability to convert assets into cash, manage the maturities of liabilities and generate funds on a short-term basis, either through the national Federal funds market, backup lines of credit, or through the National CD market. The Company relies largely on core deposits to fund loan demand and long-term investments. The Company has maintained a high level of liquidity as the loan to deposit ratio of 76.5% at September 30, 1995, has been lower than desired. Loan demand has continued to increase for the first nine months of 1995 which was funded by a reduction in short-term investments.

ACCOUNTING CHANGES

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121, requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use is based on the fair value of the asset. This statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The adoption of this statement is not expected to have a material impact on the consolidated financial statements.

On May 12, 1995, The FASB issued SFAS No. 122, "Accounting for Mortgage
Servicing Rights, an amendment of FASB Statement No. 65."   SFAS No. 122
provides guidance for recognition of mortgage servicing rights as an asset when a mortgage loan is sold or securitized and servicing rights retained. This statement also requires that impairment of mortgage servicing rights be measured as the difference between the carrying amount of the servicing rights and their current fair values. SFAS No. 122 is to be applied prospectively in
fiscal years beginning after December 15, 1995.   The Company intends to adopt
the provisions of this Statement on January 1, 1996 and is currently analyzing the impact that adoption of this statement will have on its financial statements.

On October 23, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement provides accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which the Company acquires goods and services from nonemployees in exchange for the Company's equity instruments. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all employee stock compensation plans. Entities electing to remain with the accounting treatment outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees" are required to make pro forma disclosures of net income and earnings per share, as if the fair value based method had been adopted. The accounting and disclosure requirements of this Statement are effective for transactions entered into in fiscal years beginning after December 15, 1995. The adoption of this statement is not expected to have a material impact on the consolidated financial statements.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


         There have been no material changes to the legal proceedings described in Item 3 of the Registrant's annual report on Form 10-K (file number 0-4518) filed with the Commission for the fiscal year ended December 31, 1994, the quarters ended June 30, 1995 and March 31, 1995, and the current report on Form 8K, dated August 18, 1995, except as follows:


1. In Marion Bentley v. Deposit Guaranty National Bank and Prudential Property & Casualty Insurance Co.: On October 3, 1995, this action was temporarily certified for an initial period of four (4) months as a class action for the purpose of discussing settlement. The temporary certification order enjoins new actions against the Bank by the class members and also states that no other action arising from the subject matter of this action may be maintained as a class action against the Bank pending resolution of the settlement discussions. The Bank is in the final stages of settlement discussions with counsel for the plaintiff class. Assuming such a settlement agreement is reached, the settlement will be subject preliminary approval by the court and subject to a fairness hearing conducted the court in which other interested parties will have the opportunity to object to the terms of the settlements. The terms of the proposed settlement include a settlement fund of approximately $4 million which will include both cash payments by the Bank and credits to Bank customer who are indebted to the Bank. The punitive damages component of the proposed settlement will be mandatory and the class members may not opt out of the class settlement and pursue punitive damages in a separate action. The proposed settlement will not be mandatory with respect to compensatory damages, and any of the class members may opt out of the class settlement with respect to compensatory damages, and any of the class members may opt out of the class settlement and file a separate claim for such damages.

     Two additional class action lawsuits relating to collateral protection insurance have been filed. These lawsuits should be subject to the prohibitions in Bentley against the maintenance of any other class actions.


2. The item described in the Registrant's annual report of Form 10-K as in Re: Taxable Municipal Bonds Securities Litigation, MDL 863, was the subject of stipulations and agreements of settlement which have now been approved by the Court before which the litigation was pending. Commercial National Bank in Shreveport did not pay any sums in settlement, but did obtain a dismissal, with prejudice, of the claims against it and a release by the class of claimants. The Court entered the final judgment of dismissal, with prejudice, on October 11, 1995. The appeal delays have now expired with no appeal having been taken and the judgment of dismissal and the release of the claims of the members of the class is now final.

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



________________________________________

(b) The Company filed a report on Form 8-K, dated August 18, 1995, disclosing legal proceedings against the Company's subsidiary, Deposit Guaranty National Bank.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DEPOSIT GUARANTY CORP.
                                   --------------------------------
                                            (Registrant)


DATE:   November 14, 1995                         /s/ Stephen E. Barker
     -----------------------                      ----------------------------
                                                  Stephen E. Barker
                                                  Controller and Principal
                                                  Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                     DESCRIPTION
------                                     -----------
11                       Statement re: Computation of Per Share Earnings

15                       Letters re:  Unaudited Interim Financial Information

27                       Financial Data Schedule