Form 10-K405
period 1995-12-31
DEPOSIT GUARANTY CORP
filed 1996-04-01
CIK 28209

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


  For the fiscal year ended DECEMBER 31, 1995 Commission file number 0-4518
                            -----------------                        ------

                              DEPOSIT GUARANTY CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MISSISSIPPI                                             64-0472169
 ---------------------------------                           -------------------
  (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                            Identification No.)

        210 EAST CAPITOL STREET, JACKSON, MS                         39201
      -----------------------------------------                    ----------
      (Address of principal executive offices)                     (Zip Code)


      Registrant's telephone number, including area code (601) 354-8564
                                                         --------------

      Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                  ----

         Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, NO PAR VALUE
                         --------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 23, 1996: $768,004,232.

Common stock, no par value, outstanding as of March 22, 1996:  19,120,651 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on April 16, 1996, are incorporated in Parts III and IV of this report.


================================================================================

                             CROSS REFERENCE INDEX

                                                                                             Page
                                                                                             ----
PART I           Item 1           Business                                               4-5, 12-21
                                  Statistical data required by Exchange
                                  Act Guide 3 and Securities Act Guide
                                  3 included in Management's Discussion
                                  and Analysis                                                 9-28
                 Item 2           Properties                                                      6
                 Item 3           Legal Proceedings                                               7
                 Item 4           There has been no submission of matters
                                  to a vote of shareholders during the
                                  quarter ended December 31, 1995.

PART II          Item 5           Market for Registrant's Common Equity
                                  and Related Stockholder Matters                             25,28
                 Item 6           Selected Financial Data                                         9
                 Item 7           Management's Discussion and Analysis
                                  of Financial Condition and Results
                                  of Operation                                                 9-28
                 Item 8           Financial Statements and
                                  Supplementary Data:
                                  Consolidated Statements of Condition -
                                  December 31, 1995 and 1994                                     29
                                  Consolidated Statements of Earnings -
                                  Years Ended December 31, 1995,
                                  1994, and 1993                                                 30
                                  Consolidated Statements of Changes in
                                  Stockholders' Equity - Years
                                  Ended December 31, 1995, 1994,
                                  and 1993                                                       31
                                  Consolidated Statements of Cash Flows -
                                  Years Ended December 31, 1995,
                                  1994, and 1993                                                 32
                                  Notes to Consolidated Financial Statements                  33-46
                                  Independent Auditors' Report                                   47
                 Item 9           There has been no disagreement with
                                  accountants on accounting and financial
                                  matters.


                             CROSS REFERENCE INDEX


PART III         Item 10  Directors and Executive Officers of the
                          Registrant                                                  6,*
                 Item 11  Executive Compensation                                      *
                 Item 12  Security Ownership of Certain Beneficial
                          Owners and Management                                       *
                 Item 13  Certain Relationships and Related
                          Transactions                                                *

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

   * Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

         Deposit Guaranty Corp. (the "Company") is a Mississippi business corporation organized in 1968 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is headquartered in Jackson, Mississippi. During 1995, the Company conducted its business through its banking subsidiaries, the largest of which are the 98%-owned Deposit Guaranty National Bank ("Deposit Guaranty") with $4.5 billion in assets and the 100%-owned Commercial National Bank ("Commercial") with $1.2 billion in assets, two other banking subsidiaries and its various bank-related subsidiaries. Through its subsidiaries, which includes 186 banking offices, the Company serves customers primarily in Mississippi, Louisiana, and Arkansas, offering complete banking, mortgage banking, discount brokerage and trust services. The Company also provides mortgage banking services in Nebraska and Oklahoma through one of its subsidiaries.

         On May 19, 1995, the Company acquired Citizens National Bank ("Citizens") with assets of $193 million, located in Hammond, Louisiana, in a pooling of interests transaction. As a result of this transaction, the Company has restated its financial statements to include Citizens as of January 1, 1995. Prior years' financial statements were not restated as the changes would have been immaterial.

         On March 10, 1995, the Company purchased the Coahoma County, Mississippi operations of a local Mississippi bank, adding assets of approximately $82 million to Deposit Guaranty. On August 8, 1995, the Company purchased First Mortgage Corp., located in Omaha, Nebraska, in a purchase business combination, adding a $1.1 billion mortgage servicing portfolio. On August 31, 1995, the Company purchased Merchants National Bank, located in Fort Smith, Arkansas, with total assets of approximately $280 million. The results of operations of these acquired companies, which are not material, are included in the financial statements from the respective dates of acquisition.

         At year end 1994, the Company acquired Louisiana Bank, located in West Monroe, Louisiana, adding assets of $96 million to Commercial.

         On February 6, 1996, the Company entered into a definitive agreement to acquire Bank of Gonzales Holding Company, a bank holding company located in Gonzales, Louisiana, with approximately $124 million in total assets. The transaction, which will be accounted for as a purchase business combination, is subject to the approval of the stockholders of Bank of Gonzales Holding Company and regulatory authorities and is expected to be consummated during the second quarter of 1996.

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

SUPERVISION AND REGULATION

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

         The Company's subsidiary banks are subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). All of the Company's subsidiary banks are insured by, and therefore subject to the regulations of, the Federal Deposit Insurance Corporation ("FDIC"), and are also subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Other federal and state laws and regulations also affect the operations of the Company's subsidiaries.

         The Company's subsidiary banks are subject to restrictions under federal law applicable to certain transactions between each of them and the Company and its nonbanking subsidiaries, including loans, other extensions of credit, investments or asset purchases. Such transactions between any subsidiary bank and the Company or any nonbanking subsidiary are limited in amount to 10% of such subsidiary bank's capital and surplus. The total of such transactions between any subsidiary bank and the Company and certain of its affiliates, with certain exceptions, is limited to an aggregate of 20% of such subsidiary bank's capital and surplus. Furthermore, loans and extensions of credit from a subsidiary bank to the Company or its nonbank affiliates are required to be secured in specified amounts by specified types of collateral. At December 31, 1995, the banks could lend the Company a maximum of approximately $29.3 million in aggregate.

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

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides criteria for categorizing the capital strength of FDIC insured depository institutions. FDICIA substantially revises the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes. The Company's insured depository institutions are categorized as "well capitalized" under the guidelines of FDICIA.

         The Company's subsidiary banks are subject to FDIC deposit insurance assessments. The assessment rate for these insured depository institutions is the lowest rate allowed by FDICIA. Pursuant to the FDICIA, the FDIC is authorized to take action to recapitalize the Bank Insurance Fund ("BIF") if necessary. Therefore, the BIF insurance assessments may be increased and special assessments may be imposed. Such assessments could have an adverse impact on the Company's results of operations.

         During 1995, the Company and its subsidiaries were engaged only in the general banking business and activities closely related to banking or to managing or controlling banks, as authorized by the laws of the United States and regulations pursuant thereto. The Company's banking subsidiaries comprise more than 99% of the related combined revenue, profits and assets of all industry segments of the Company.

COMPETITION

         The Company is a leader in the majority of its markets. Deposit Guaranty, located throughout Mississippi, is the second largest bank in Mississippi. Commercial is the sixth largest bank in Louisiana and is the market leader in the Shreveport/Bossier area.

         There are numerous other banks and financial institutions which compete with the Company and its subsidiaries in making loans, accepting deposits, providing credit, and performing other banking services. The Company also competes with other providers of financial services, such as investment companies, brokerage firms, finance companies and insurance companies, which are involved in marketing various types of loans, investments and other services. For information regarding industry segments see "Management's Discussion and Analysis."

PERSONNEL

         On December 31, 1995, the Company and its subsidiaries had approximately 2,994 full-time equivalent employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The chart provided below contains certain information concerning the executive officers of the Company and its principal subsidiaries.

                                    Position(s) And Office(s)
                                     Held With the Company            Assumed
      Name                  Age        And Subsidiaries           Present Office(s)
- -----------------------     ---     -------------------------     -----------------
E. B. Robinson, Jr.         54      Chairman of the Board and     January 1, 1984
                                    Chief Executive Officer
                                    of the Company and Deposit
                                    Guaranty

Howard L. McMillan, Jr.     57      President and Chief           January 1, 1984
                                    Operating Officer of the
                                    Company and Deposit
                                    Guaranty

Steven C. Walker            46      President and Chief           October 17, 1989
                                    Executive Officer of
                                    Commercial

Arlen L. McDonald           47      Executive Vice President      March 16, 1976
                                    and Chief Financial
                                    Officer of the Company
                                    and Deposit Guaranty

William R. Boone            58      Executive Vice President      December 17, 1974
                                    of the Company and Deposit
                                    Guaranty

J. Clifford Harrison        42      General Counsel and           January 1, 1996
                                    Secretary of the Company
                                    and Deposit Guaranty

Thomas M. Hontzas           51      Executive Vice President      May 18, 1982
                                    of the Company and
                                    Deposit Guaranty

James S. Lenoir             53      Executive Vice President      February 15, 1983
                                    and Chief Credit Officer
                                    of the Company and Deposit
                                    Guaranty

W. Parks Johnson            53      Executive Vice President      February 16, 1994
                                    of Deposit Guaranty

W. Stanley Pratt            50      Executive Vice President      December 20, 1983
                                    of Deposit Guaranty

Stephen E. Barker           39      Controller and Principal      February 16, 1993
                                    Accounting Officer of the
                                    Company and Deposit Guaranty

    All executive officers have held executive or senior management positions with the Company or its principal subsidiaries for more than five years.

ITEM 2.  PROPERTIES

    The Company has its principal office in Deposit Guaranty Plaza ("Plaza"), 210 East Capitol Street, Jackson, Mississippi, a twenty-two story office tower. The Company owns the Plaza in addition to the building ("Building") at 200 East Capitol Street, Jackson, Mississippi, adjacent to the Plaza. The Building, completed in its present form in 1958, was renovated during 1975. Both the Plaza and the Building are occupied by the Company, Deposit Guaranty, and
various  tenants.   Deposit Guaranty Mortgage Company is also located in the
Building.  The Company also owns and occupies an operations center in Jackson.

    The Company owns the Commercial Center, located in downtown Shreveport, Louisiana, at 333 Texas Street. The complex is occupied by Commercial and various tenants. Commercial Center is comprised of a twenty-four story office tower which was placed in service in 1986, a fifteen story office building constructed in 1940, and an adjoining parking garage which was completed in 1986.

    The Company owns 119 of its 137 full-service branch banking facilities. The remaining branch banking facilities as well as its mortgage branch facilities are occupied under leases expiring from 1996 through 2024. The Company also holds fee title to four tracts of land held as locations for additional banking facilities in the future.

   The Company's management considers all of its buildings and leased premises to be in good condition. None of the properties described above are subject to any significant encumbrances.

ITEM 3.  LEGAL PROCEEDINGS

    Deposit Guaranty is a defendant in a case, Marion Bentley v. Deposit Guaranty and Prudential Property & Casualty Insurance Co., Civil Action No. 9:95CV292PS, filed in the United States District Court for the Southern District of Mississippi, Hattiesburg Division on August 18, 1995. The plaintiff sued the defendants on behalf of himself and all others similarly situated with respect to collateral protection insurance obtained by Deposit Guaranty from Prudential Property & Casualty Insurance Company. The plaintiff claims causes of action for breach of the duties of good faith and fair dealing, violation of the Fair Debt Collection Practices Act, violation of federal antitrust laws, breach of fiduciary duty, fraud, failure to comply with Regulation Z, infliction of emotional distress, and damage to credit reputation. On October 3, 1995, this action was temporarily certified for an initial period of four (4) months as a class action for the purpose of discussing settlement. Deposit Guaranty has negotiated a settlement of the class action lawsuit, which has been preliminarily approved by the court by Order dated November 13, 1995 but which is subject to a fairness hearing conducted by the court at which other interested parties will have the opportunity to object to the terms of the settlement. The terms of the settlement include a settlement fund of approximately $4 million which will include both cash payments by Deposit Guaranty and credits to Deposit Guaranty's customers who are indebted to Deposit Guaranty. The punitive damages component of the settlement will be mandatory and the class members may not opt out of the class settlement and pursue punitive damages in a separate action. The settlement will not be mandatory with respect to compensatory damages. Class members who opt out may file a separate claim for compensatory damages.

    The court has scheduled the fairness hearing for April 23, 1996, at which time the court will consider the fairness of the settlement to the class.
Class members who object to the class settlement may present their objections to the court during this hearing. If the court determines that the settlement is not fair and reasonable to the class, then the settlement will not be approved, the parties will return to the status they occupied prior to the preliminary approval of the settlement, and the litigation will continue.

    Approximately 54 class members have opted out of the class settlement with respect to compensatory damages, and approximately 19 of those class members have filed objections with the court to the class settlement. In addition, four other class members have also filed objections to the class settlement. Separate settlement agreements have been reached with some objecting class members for an aggregate amount which will not have a material effect on the Company's consolidated financial statements. As a part of those settlement agreements, 19 of the objecting class members have agreed to withdraw their objections to the class settlement.

    Deposit Guaranty is also a defendant in one other class action lawsuit and three other lawsuits which relate to the placement of collateral protection insurance. The class action lawsuit is styled Charles E. Dickerson v. Deposit Guaranty, Prudential Property and Casualty Insurance Co., Ross & Yerger, P.A., Ross & Yerger, Inc., Ross & Yerger Financial Systems, and National Underwriters of Delaware, Inc., Civil Action No. 2:95CV358PS filed September 28, 1995 in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The other lawsuits are a counterclaim filed against Deposit Guaranty in March, 1995 in Deposit Guaranty v. John Dear, Civil Action No. 95-49 in the Circuit Court of Rankin County,

Mississippi; Mike Welch v. Deposit Guaranty, Civil Action No. 95-35 filed August 29, 1995, in the Circuit Court of the Second Judicial District of Hinds
County, Mississippi, and removed to the United States District Court for the Southern District of Mississippi, Jackson Division, Civil Action No. 3:95CV721BRN; and Dennis and Peggy Lott v. Deposit Guaranty, Ross & Yerger, Inc. and Prudential Property and Casualty Insurance Co., Civil Action No. 251-95-581-CIV filed June 28, 1995 in the Circuit Court of the First Judicial District of Hinds County, Mississippi, and removed to the United States District Court for the Southern District of Mississippi, Jackson Division, Civil Action No. 3:95CV533WS. Additionally one class action lawsuit, Kenneth Hoskins v. Prudential Property and Casualty Insurance Co., National Underwriters of Delaware, Inc., Civil Action No. 2:95CV354PS, was filed October 5, 1995, in the United States District Court for the Southern District of Mississippi, Hattiesburg Division, that also seeks the certification of a defendant class comprised of all financial institutions in Mississippi that purchased collateral protection insurance from a certain collateral protection insurance provider. The court's order in the Bentley lawsuit preliminarily approving the class action settlement enjoins the prosecution of each of these other actions to the extent they relate to Deposit Guaranty until the court makes a final determination on the fairness of the settlement between the class and Deposit Guaranty. Any plaintiffs included in these other actions also are included in the mandatory punitive damage class and the opt-out compensatory damage class preliminarily approved by the court in Bentley on November 13, 1995.
Settlement agreements have been reached in the Dickerson, Welch and Lott lawsuits for an aggregate amount which will not have a material effect on the Company's consolidated financial statements.

    While the ultimate outcome of these remaining lawsuits cannot be predicted with certainty, management believes that the ultimate resolution of the above described collateral protection insurance lawsuits will not have a material effect on the Company's consolidated financial condition.

    Deposit Guaranty was a defendant in two cases - Peterson and Winters v. Deposit Guaranty, Civil Action No. 1:93CV287-S-D filed in the United States District Court for the Northern District of Mississippi on September 27, 1993, and Winters v. Deposit Guaranty, Civil Action No. 93-77-77 filed in the Circuit Court for the First Judicial District of Hinds County, Mississippi, on October
25, 1993.    The federal court case has been dismissed without prejudice.  The state court case has been transferred to the Chancery Court of Lowndes County, Mississippi, and is now styled and numbered in that court as Winters v. Deposit Guaranty, Cause No. 94-0583. The plaintiffs are some of the beneficiaries of a trust terminated in 1984 (of which Deposit Guaranty was trustee) and a presently existing trust (of which Deposit Guaranty is trustee). In an amended complaint, plaintiffs claim that Deposit Guaranty was negligent in its dealings with the trust property, breached its trust duties by allegedly abusing its discretion and negligently handling trust assets, engaged in self dealing, and was grossly negligent in its handling of the trusts. The case seeks actual damages for waste of trust assets and loss of income and punitive damages, both in an unspecified amount to be proven at trial, and attorney fees and court costs. While the ultimate outcome of the lawsuit cannot be predicted with certainty, management believes that the ultimate resolution of this matter will not have a material effect on the Company's consolidated financial statements.

    In addition, the Company is subject to numerous other pending and threatened legal actions arising in the normal course of business and management believes that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                             Deposit Guaranty Corp.

TABLE 1 - SELECTED FINANCIAL DATA
(In Thousands Except Share Data)

                                                                        Year Ended December 31,
- --------------------------------------------------------------------------------------------------------------------------
                                                   1995            1994           1993           1992            1991
- --------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF EARNINGS
Interest income                                 $   402,704    $   307,272     $   299,327    $   322,114    $   382,432
Interest expense                                    173,432        125,881         124,687        155,459        231,473
- --------------------------------------------------------------------------------------------------------------------------
Net interest income                                 229,272        181,391         174,640        166,655        150,959
Provision for possible loan losses                    2,160         (4,750)        (16,000)        10,378         17,260
- --------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
   possible loan losses                             227,112        186,141         190,640        156,277        133,699
Other operating income                               91,989         93,499          74,781         67,977         61,439
Other operating expense                             211,452        180,047         171,567        164,470        152,828
- --------------------------------------------------------------------------------------------------------------------------
Income before income taxes                          107,649         99,593          93,854         59,784         42,310
Income tax expense                                   35,029         32,463          27,302         14,270         10,090
- --------------------------------------------------------------------------------------------------------------------------
Net income                                      $    72,620    $    67,130     $    66,552    $    45,514    $    32,220
==========================================================================================================================

NET INCOME PER SHARE
   Primary                                      $     3.78     $     3.80      $     3.77     $     2.67     $      2.04
   Fully diluted                                      3.78           3.80            3.77           2.63            1.93
Cash dividends per share                              1.21           1.06             .93            .80             .78
Weighted average shares outstanding
   Primary                                       19,215,581     17,668,062      17,649,852     17,033,664     15,799,996
   Fully diluted                                 19,215,581     17,668,062      17,649,852     17,465,282     17,442,388

AVERAGE BALANCES
Total assets                                    $ 5,571,697    $ 4,940,977     $ 4,826,726    $ 4,777,596     $4,814,533
Earning assets                                    4,961,261      4,413,938       4,333,740      4,275,345      4,329,336
Securities available for sale                       186,194        712,184       1,308,634             --             --
Investment securities                             1,365,070        718,891         396,011      1,616,658      1,417,299
Loans, net of unearned income                     3,273,408      2,581,724       2,293,416      2,261,034      2,411,731
Deposits                                          4,438,797      3,997,038       3,867,669      3,876,927      3,990,963
Long-term debt                                           --             --             --           6,320         24,020
Total stockholders' equity                          498,023        429,967         367,592        315,833        275,345

SELECTED RATIOS
Return on average assets                               1.30%          1.36%           1.38%           .95%            .67%
Return on average equity                              14.58          15.61           18.10          14.41           11.70
Net interest margin-tax equivalent                     4.75           4.24            4.18           4.12            3.77
Efficiency ratio                                      64.62          64.22           67.23          67.68           68.26
Expense ratio                                          2.41           1.96            2.23           2.26            2.11
Loans to deposits                                     73.75          64.59           59.30          58.32           60.43
Allowance for possible loan losses to
   loans, net of unearned income                       1.64           1.95            2.56           3.30            3.74
Net charge-offs (recoveries) to average
   loans, net of unearned income                        .12            .10            (.14)          1.02             .77
Dividend payout                                       32.01          27.89           24.67          29.96           38.24
Average equity to average assets                       8.94           8.70            7.62           6.61            5.72
Leverage ratio                                         7.87           8.43            8.13           6.80            5.42
Tier I risk-based capital                             11.05          12.49           13.28          12.00            9.95
Total risk-based capital                              12.30          13.75           14.54          13.27           12.11

All share data reflects a 2 for 1 stock split declared in 1992.
The dividend payout ratio is calculated using historical Deposit Guaranty Corp. dividends per share.

FINANCIAL REVIEW

   This section of the Annual Report reviews the results of operations and assesses the financial condition of Deposit Guaranty Corp. (the Company). This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

   The Company's net income for 1995 was $72.6 million compared to $67.1 million in 1994 and $66.6 million in 1993. Net income per share for 1995 was $3.78 compared to $3.80 and $3.77 in 1994 and 1993, respectively.

   The improvement in 1995's net income as compared to 1994 was primarily the result of an increase in net interest income.

TABLE 2 - SUMMARY OF QUARTERLY RESULTS
(In Thousands Except Per Share Data)

   The summary of quarterly results of operations is presented in the following table.

                                                                    Quarter Ended
- --------------------------------------------------------------------------------------------------------------------------
                                                   Dec. 31      Sept. 30     June 30      March 31
- --------------------------------------------------------------------------------------------------------------------------
1995
Interest income                                   $ 107,669    $ 104,007    $ 98,786    $ 92,242
Net interest income                                  61,352       58,453      55,717      53,750
Provision for possible loan losses                      120        1,040       1,000          --
Gains (losses) on securities available for sale         831           69          24          (5)
Income before income taxes                           25,121       30,761      25,398      26,369
Net income                                           16,563       20,711      17,374      17,972
Net income per share                                    .85         1.09         .91         .93

1994
Interest income                                   $  84,068    $  78,133    $ 73,156    $ 71,915
Net interest income                                  49,798       45,746      42,977      42,870
Provision for possible loan losses                   (2,000)          --      (2,750)         --
Gains (losses) on securities available for sale       4,076         (275)      1,088       8,732
Income before income taxes                           28,548       20,603      22,771      27,671
Net income                                           18,551       14,203      15,706      18,670
Net income per share                                   1.05          .80         .89        1.06

The Company restated its financial statements to include Citizens National Bancshares, Inc. as of January 1, 1995. Restated net income for the first quarter of 1995 was $18.0 million with restated total assets of $5.4 billion as of March 31, 1995. Prior to the inclusion of Citizens National, the Company's first quarter net income was $17.2 million with total assets of $5.2 billion. Citizens National had first quarter net income and total assets of $750 thousand and $193 million, respectively.
- --------------------------------------------------------------------------------

The improvement in net interest income resulted largely from an increase in average loans of $692 million in 1995 as compared to 1994. This improvement in the mix of interest-earning assets to higher-yielding loans contributed to a net interest margin of 4.75% for 1995, up 51 basis points from 1994.

   At year-end 1995, total assets were $6.0 billion, an increase of $895 million or 17% over year-end 1994. Total average assets increased to $5.6 billion in 1995 from $4.9 billion in 1994. The return on average assets for 1995 was 1.30% compared to 1.36% in 1994 and 1.38% in 1993. The return on average equity in 1995 was 14.58% compared to 15.61% and 18.10% in 1994 and 1993, respectively.

   The capital ratios for the Company remain well above the minimum regulatory guidelines. The leverage ratio for the Company at December 31, 1995, was 7.87% compared to 8.43% in 1994. The tier I capital and total risk-based capital at December 31, 1995, were 11.05% and 12.30%, respectively, compared to 12.49% and 13.75% at year-end 1994. The capital ratios of each of the Company's banking subsidiaries categorize them as "well capitalized" according to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

   On May 18, 1994, the Company acquired First Columbus National Bank located in Columbus, Mississippi, with assets of approximately $209 million. This acquisition was accounted for as a purchase business combination and was included in the financial statements from the date of acquisition.

   At year-end 1994, the Company acquired The Louisiana Bank with assets of $96 million, located in West Monroe, Louisiana, in a purchase business combination. This acquired company was included in the Company's consolidated financial statements beginning January 1, 1995.

   On March 10, 1995, the Company purchased the Coahoma County, Mississippi operations of a local Mississippi bank. This acquisition added assets of approximately $82 million.

   On May 19, 1995, the Company acquired Citizens National Bank with assets of $193 million, located in Hammond, Louisiana, in a pooling of interests transaction. As a result of this transaction, the Company has restated its financial statements to include Citizens National Bank as of January 1, 1995. Prior years' financial statements were not restated as the changes would have been immaterial.

   On August 8, 1995, the Company purchased First Mortgage Corp, located in Omaha, Nebraska, in a purchase business combination. First Mortgage Corp. had a $1.1 billion mortgage servicing portfolio and six production offices in Nebraska and Oklahoma. The results of operations of this acquired company, which are not material, are included in the financial statements from the date of acquisition.

   On August 31, 1995, the Company purchased Merchants National Bank, located in Fort Smith, Arkansas, with total assets of approximately $280 million. The results of operations of this acquired company, which are not material, are included in the financial statements from the date of acquisition.

TABLE 3 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES
(Dollars in Thousands)

   The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average balances, related interest income or expense and the resulting yield or rate for 1995, 1994 and 1993.

                                             1995                              1994                              1993
- ------------------------------------------------------------------------------------------------------------------------------------
                                             INTEREST   AVERAGE                INTEREST    AVERAGE               INTEREST    AVERAGE
                                 AVERAGE      INCOME/   YIELD/      AVERAGE     INCOME/     YIELD/    AVERAGE     INCOME/    YIELD/
ASSETS                           BALANCE      EXPENSE    RATE       BALANCE     EXPENSE     RATE      BALANCE     EXPENSE    RATE
- ------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Loans, net of unearned
  income                        $3,273,408    $289,659    8.85%    $2,581,724   $206,280     7.99%   $2,293,416   $182,047     7.94%
Investment securities:
  Taxable                        1,256,785      87,896    6.99        609,604     41,511     6.81       281,589     25,116     8.92
  Exempt from Federal
   income tax                      108,285      11,664   10.77        109,287     11,876    10.87       114,422     12,903    11.28
Securities available
  for sale:
  Taxable                          169,316      10,095    5.96        710,738     36,353     5.11     1,306,209     74,167     5.68
  Exempt from Federal
   income tax                       16,878       1,415    8.38          1,446        118     8.16         2,425        269    11.09
Trading account
  securities                         5,758         445    7.73          4,714        322     6.83         4,018        283     7.04
Federal funds sold and
  securities purchased
  under agreements
  to resell                        107,529       6,317    5.87        269,432     11,111     4.12       277,127      8,576     3.09
Interest-bearing
  bank balances                     23,302       1,153    4.95        126,993      5,184     4.08        54,534      1,732     3.18
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning
  assets                         4,961,261     408,644    8.24      4,413,938    312,755     7.09     4,333,740    305,093     7.04
Noninterest-earning assets:
Cash and due from banks            327,200                            298,143                           281,448
Bank premises and
   equipment                       142,750                            128,862                           125,009
Other assets                       194,437                            144,857                           157,145
Allowance for possible
  loan losses                      (59,126)                           (61,178)                          (70,616)
Unrealized gain on securities
  available for sale                 5,175                             16,355                                --
- ------------------------------------------------------------------------------------------------------------------------------------
Total assets                    $5,571,697                         $4,940,977                        $4,826,726
====================================================================================================================================

For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for all years.
- --------------------------------------------------------------------------------

   On February 6, 1996, the Company entered into a definitive agreement to acquire Bank of Gonzales Holding Co. with assets of $124 million, and its wholly-owned banking subsidiary Bank of Gonzales, located in Gonzales, Louisiana. This acquisition, which is subject to the approval of the stockholders of Bank of Gonzales Holding Co. and regulatory authorities, will be accounted for as a purchase business combination and is expected to be consummated during the second quarter of 1996.

         Identification of the changes in the significant components of earnings from quarter-to-quarter aids in understanding the results of the Company's operations. Loan growth throughout each quarter of 1995 combined with a general increase in interest-earning assets due to acquisitions contributed to the increase in net interest income. During the fourth quarter of 1995 the Company took a one-time opportunity allowed by the Financial Accounting Standards Board's (FASB) supplemental guidance to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to reevaluate its securities classifications. As a result, the Company reclassified $1.1 billion, or approximately 89%, of its investment securities to securities available for sale. The Company had a provision to the allowance for possible loan losses of $1 million for both the second and third quarters primarily as a result of loan growth. In the third quarter, the Company

(Dollars in Thousands)

                                             1995                              1994                              1993
- ------------------------------------------------------------------------------------------------------------------------------------
                                             INTEREST   AVERAGE                INTEREST    AVERAGE               INTEREST    AVERAGE
                                 AVERAGE      INCOME/   YIELD/      AVERAGE     INCOME/     YIELD/    AVERAGE     INCOME/    YIELD/
LIABILITIES                      BALANCE      EXPENSE    RATE       BALANCE     EXPENSE      RATE     BALANCE     EXPENSE     RATE
- ------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Savings deposits                $1,710,218    $ 47,807    2.80%    $1,592,776   $ 37,369     2.35%   $1,497,249   $ 34,296     2.29%
Time deposits                    1,773,437      95,833    5.40      1,528,590     71,947     4.71     1,572,564     75,899     4.83
Federal funds purchased,
  securities sold under
  agreements to repurchase
  and other short-term
  borrowings                       555,193      29,792    5.37        452,610     16,565     3.66       525,221     14,492     2.76
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                    4,038,848     173,432    4.29      3,573,976    125,881     3.52     3,595,034    124,687     3.47
Noninterest-bearing
  liabilities:
Deposits                           955,142                            875,672                           797,856
Other liabilities                   79,684                             61,362                            66,244
- ------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                5,073,674                          4,511,010                         4,459,134
Stockholders' equity               498,023                            429,967                           367,592
- ------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity          $5,571,697                         $4,940,977                        $4,826,726
====================================================================================================================================
Net interest income/
  margin - tax
  equivalent                                   235,212    4.75%                  186,874     4.24%                 180,406     4.18%
- ------------------------------------------------------------------------------------------------------------------------------------
Tax equivalent
  adjustment:
  Loans                                          1,917                             1,846                             1,801
  Investment securities                          3,484                             3,559                             3,841
  Securities available for sale                    448                                14                                58
  Other                                             91                                64                                66
- ------------------------------------------------------------------------------------------------------------------------------------
Total tax equivalent
  adjustment                                     5,940                             5,483                             5,766
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income                           $229,272                          $181,391                          $174,640
====================================================================================================================================

recorded a $2.7 million refund of insurance premiums as a result of the FDIC lowering the premium rate on insured deposits. In the fourth quarter, the Company recorded an accrual of $3.5 million for the proposed settlement of a class action suit concerning collateral protection insurance.

   Gains on the sales of securities in the first, second, and fourth quarters of 1994 of $8.7 million, $1.1 million and $4.1 million, respectively, were the result of a portfolio repositioning to take advantage of rising interest rates. Loan growth throughout 1994 combined with increasing market rates on all interest-earning categories, while deposit costs remained relatively stable, also contributed to the increase in net interest income. The Company had a negative provision to the allowance for possible loan losses in the second quarter of 1994 of $2.8 million and an additional negative provision in the fourth quarter of 1994 of $2 million. The second quarter also included a gain of approximately $1.9 million due to the reimbursement of legal fees expensed in prior years.

NET INTEREST INCOME

   Net interest income is the largest component of the Company's net income and represents the income earned on interest-earning assets less the cost of interest-bearing liabilities. This major source of income represents the earnings from the Company's primary business of gathering funds from deposit sources and investing those funds in loans and securities. The Company's long-term objective is to manage those assets and liabilities to provide the greatest income, while balancing interest-rate, credit, liquidity and capital risks.

         Net interest income is presented in this discussion on a tax-equivalent basis, so that the income from assets exempt from Federal income taxes is adjusted based on a statutory marginal Federal income tax rate of 35%. The tax equivalent net interest margin (margin) provides an indication of the efficiency of the earnings from balance-sheet activities and is calculated by dividing the tax-equivalent net interest income by interest-earning assets.

TABLE 4 - TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS
(In Thousands)

   The following table sets forth, for the periods indicated, a summary of the changes in interest income and expense resulting from changes in volume and changes in rates.

                                                              1995 COMPARED TO 1994                  1994 COMPARED TO 1993
                                                            INCREASE (DECREASE) DUE TO             INCREASE (DECREASE) DUE TO
- ---------------------------------------------------------------------------------------------------------------------------------
                                                          VOLUME      RATE          NET         VOLUME        RATE          NET
- ---------------------------------------------------------------------------------------------------------------------------------
Interest income on:
Loans                                                   $ 55,266    $ 28,113     $ 83,379     $ 22,885     $   1,348     $  24,233
Investment securities:
   Taxable                                                44,070       2,315       46,385       29,257       (12,862)       16,395
   Exempt from Federal income tax                           (109)       (103)        (212)        (579)         (448)       (1,027)
Securities available for sale:
   Taxable                                               (27,693)      1,435      (26,258)     (33,811)       (4,003)     (37,814)
   Exempt from Federal income tax                          1,260          37        1,297         (109)          (42)        (151)
Trading account securities                                    71          52          123           49           (10)          39
Federal funds sold and securities purchased
   under agreements to resell                             (6,677)      1,883       (4,794)        (238)        2,773        2,535
Interest-bearing bank balances                            (4,233)        202       (4,031)       2,301         1,151        3,452
- ---------------------------------------------------------------------------------------------------------------------------------
      Total                                               61,955      33,934       95,889       19,755       (12,093)       7,662
- ---------------------------------------------------------------------------------------------------------------------------------
Interest expense on:
Savings deposits                                           2,755       7,683       10,438        2,188           885        3,073
Time deposits                                             11,524      12,362       23,886       (2,122)       (1,830)      (3,952)
Federal funds purchased, securities sold
   under agreements to repurchase, and other
   short-term borrowings                                   3,754       9,473       13,227       (2,003)        4,076        2,073
- ---------------------------------------------------------------------------------------------------------------------------------
      Total                                               18,033      29,518       47,551       (1,937)        3,131        1,194
- ---------------------------------------------------------------------------------------------------------------------------------

Changes in net interest income - tax equivalent         $ 43,922    $  4,416     $ 48,338     $ 21,692     $(15,224)     $  6,468
=================================================================================================================================

The increase (decrease) due to changes in average balances reflected in the above table was calculated by applying the preceding year's rate to the current year's change in the average balance. The increase (decrease) due to changes in average rates was calculated by applying the current year's change in the average rates to the current year's average balance. Using this method of calculating increases (decreases), any increase or decrease due to both changes in average balances and rates is reflected in the changes attributable to average rate changes.
- --------------------------------------------------------------------------------

The margin is affected by changes in the spread between interest-earning asset yields and interest-bearing liability costs (interest spread) and by the percentage of interest-earning assets funded by interest-bearing liabilities (liability funding).

   Tax-equivalent net interest income in 1995 was $235.2 million compared to $186.9 million in 1994 and $180.4 million in 1993. The 4.75% margin achieved by the Company in 1995 is a significant increase over the 4.24% for 1994 and 4.18% for 1993.

   The increase in the 1995 margin is primarily attributable to a continuing increase in loan volume resulting in an improvement in the mix of interest-earning assets, and improvement in the interest spread.

   Average loans increased 27% to $3.3 billion in 1995 compared to $2.6 billion in 1994. This increase in loan volume resulted in a more favorable mix of earning assets as loans increased as a percent of interest-earning assets to 66% in 1995 compared to 59% in 1994. Loan growth was funded by both an increase in deposit liabilities and a decrease in lower yielding short-term money market assets. As a percentage of interest-earning assets, short-term money market assets decreased from 9% in 1994 to 3% in 1995.

   The interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, increased from 3.57% in 1994 to 3.95% in 1995. Deposit spreads widened in 1995 as the rates paid on deposits increased slower than the yields on interest-earning assets. The rate paid on interest-bearing deposits for 1995 was 4.12%, an increase of 62 basis points from 1994 compared to a 115 basis point increase in the yield on interest-earning assets in 1995 to 8.24%. The liability-funding ratio for 1995 increased slightly to 81.4% from 81.0% in 1994.

   The increase in net interest income in 1994 reflected a 13% increase in average loans, stable funding costs and an improved mix of funding sources resulting in a decline in the liability-funding ratio from 82.9% in 1993 to 81.0% in 1994. The mix of interest-earning assets improved as average loans increased as a percent of interest-earning assets to 59% in 1994 from 53% in 1993. While market interest rates rose rapidly in 1994, the cost of funding sources remained relatively stable.

TABLE 5 - INTEREST SENSITIVITY
(Dollars In Thousands)

   The following table reflects the interest sensitivity of the Company over various periods as of December 31, 1995, based on contractual maturities as of that date.

                                                        0-3           4-12           1-5           OVER 5
                                                      MONTHS         MONTHS         YEARS           YEARS         TOTAL
- --------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans, net of unearned income                     $ 1,522,530     $ 572,223     $ 1,152,481     $   332,068    $3,579,302
Investment securities                                   7,697        21,179          33,345          76,812       139,033
Securities available for sale                          73,048       302,144         616,279         207,920     1,199,391
Trading account securities                              3,381            --              --              --         3,381
Federal funds sold and securities
   purchased under agreements to resell               441,015            --              --              --       441,015
- -------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       2,047,671       895,546       1,802,105         616,800     5,362,122
Noninterest-earning assets                                 --            --              --         664,077       664,077
- -------------------------------------------------------------------------------------------------------------------------
   Total assets                                   $ 2,047,671     $ 895,546     $ 1,802,105     $ 1,280,877    $6,026,199
=========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Savings deposits                                  $ 1,801,022     $      --     $        --     $        --    $1,801,022
Time deposits                                         501,476       756,461         577,809          49,264     1,885,010
Short-term borrowings                                 599,482            --              --              --       599,482
- -------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities               2,901,980       756,461         577,809          49,264     4,285,514
Noninterest-bearing deposits                          115,313       106,503         343,835         528,976     1,094,627
Other liabilities                                          --            --              --         107,005       107,005
Stockholders' equity                                       --            --              --         539,053       539,053
- -------------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity .   $ 3,017,293     $ 862,964     $   921,644     $ 1,224,298    $6,026,199
=========================================================================================================================

Interest rate contracts                           $   238,598     $    (976)    $  (221,350)    $   (16,272)
Interest sensitive gap                               (731,024)       31,606         659,111          40,307
Cumulative interest sensitive gap                    (731,024)     (699,418)        (40,307)             --
Cumulative interest sensitive gap
   as a percent of total assets                        (12.13)%      (11.61)%          (.67)%            --
- -------------------------------------------------------------------------------------------------------------------------

The rate paid on interest-bearing deposits decreased nine basis points for 1994 to 3.50%, compared to a five basis point increase in the yield on interest-earning assets to 7.09%.

INTEREST RATE SENSITIVITY

   The Company manages net interest income, the income stream associated with balance sheet activities, through the Asset/Liability Management (ALM) process. A board committee establishes ALM policy guidelines that limit the potential variations in net interest income and the economic value of equity due to market interest rate swings. The Asset/Liability Committee, comprised of executive management, sets the day-to-day operating guidelines, approves strategies affecting net interest income and coordinates activities within board policy limits.

   As the primary tool for interest rate risk measurement, a computer simulation model is utilized to measure the interest rate position. This model simulates the effect of complex interactions of customer choices, product promotions, and potential-market interest rate scenarios, to better understand the interest rate risk profile of the Company.

   Simulation is utilized to evaluate interest rate risk at a point in time. Specific guidelines are followed to evaluate the interest rate risk position to provide a consistent comparative analysis. A baseline forecast of net interest income and economic value of equity is established assuming a stable interest rate environment based on an expected yield curve. Net interest income and the economic value of equity are then recalculated with the assumptions that interest rates will, over the next 12 months, trend up and down 200 basis points from the baseline forecast.

         The Company's board policy, implemented at subsidiary bank levels, limits the negative variation in net interest income and economic value of equity to 10% and 20%, respectively, of the baseline forecast. The Company manages its interest rate sensitivity position well within policy limits under normal operating circumstances. At December 31, 1995, the Company evidenced less than 4% variability in net interest income and less than 8% negative variability in economic value of equity given the assumptions used in the model. At this level of variability, the Company has significant flexibility given the

TABLE 6 - RISK MANAGEMENT DERIVATIVE POSITION
(Dollars In Thousands)

   The following table identifies the open positions for the Company's risk management interest rate contracts at December 31, 1995.

                                                                 PAY RATE             RECEIVE RATE
                                                             ---------------------------------------
                                              FAIR                                                         UNDERLYING
MATURITY                          NOTIONAL    VALUE       RATE       INDEX       RATE       INDEX       ASSET/LIABILITY
- -----------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS
PAY FIXED:
1996                             $ 40,000   $   (73)      6.19%       Fixed      5.75%      Libor      Commercial loans
1996                               50,000       (26)      6.08        Fixed      5.88       Libor      Federal funds
2007                               23,910    (1,130)      6.65        Fixed      5.82       Libor      Mortgage loans

RECEIVE FIXED:
1996                               40,000      (194)      5.75        Libor      4.83       Fixed      Commercial loans

INTEREST RATE CAPS
1997                              100,000        99       6.88           --        --          --      Time deposits

INTEREST RATE FLOORS
1998                               50,000       336       5.00           --        --          --      Commercial loans
2000                               65,000     2,398       6.00           --        --          --      Commercial loans
- -----------------------------------------------------------------------------------------------------------------------

inherent uncertainty with respect to the direction of market interest rates.

   The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. The interest sensitivity gap position as of December 31, 1995, is presented in Table 5 and represents the difference between total interest sensitive assets and total interest sensitive liabilities. At December 31, 1995, the one-year cumulative negative gap was $699 million, representing approximately 12% of total assets.

DERIVATIVE ACTIVITIES

RISK MANAGEMENT DERIVATIVES

   The Company used derivative instruments in 1995 and 1994 primarily as a means of protecting market value and income. The specific types of derivatives used were interest rate swaps, forward contracts, interest rate caps and floors and other option contracts.

   Interest rate swaps were the primary instruments used by the Company to manage interest rate risk. These are contractual agreements between counterparties to exchange interest streams based on notional principal amounts over a set period of time. The notional amount does not represent an amount at risk, but is used as a basis for determining the actual cash flows related to the interest rate contracts. As of December 31, 1995, the Company had interest rate swap contracts with a total notional value of $154 million compared to $265 million at December 31, 1994. This amount is composed of agreements where the Company receives fixed rates on notional amounts totaling $40 million with a rate of 4.83% and agreements where the Company pays fixed rates on notional amounts totaling $114 million with an average rate of 5.82%. As of December 31, 1995, there would be no cost to replace these contracts if the counterparty defaults compared to a cost of $9.5 million in 1994. All interest rate swap counterparties are at least AA-rated by Standard and Poors or have collateral arrangements with the Company. The Company utilizes a stress test to determine the effect of market movements on the value of the interest rate swaps. The stress test estimates the value of the instrument assuming a parallel 300 basis point shift in rates.

   Interest rate caps were purchased during 1994 to limit the future funding rates on floating rate deposit accounts resulting from forecasted rising interest rates. These interest rate caps were based on the three-month LIBOR rate and assigned to certificates of deposits with maturities of three months or less. As of December 31, 1995 and 1994, the Company had interest rate cap contracts with a total notional value of $100 million. The premium paid for the interest rate caps is included in deposit liabilities and amortized to interest expense over the life of the caps. The interest rate caps have three year maturities and a fair value of $99 thousand at December 31, 1995.

   Interest rate floors were purchased during 1995 to limit the reduced level of income from commercial loans that would result from potential falling short-term interest rates. These interest rate floors were based on the three-month LIBOR rate and assigned to commercial loans with maturities of three months or less. As of December 31, 1995, the Company had interest rate floor contracts with a total notional value of $115 million. In 1994, the Company had no outstanding contracts for interest rate floors. The premium paid for the interest rate floors is included in commercial loans and amortized to interest income over the life of the floors. The interest rate floors have five-year maturities and a fair value of $2.7 million at December 31, 1995.

TABLE 7 - INTEREST RATE SWAP ACTIVITY
(In Thousands)

   The following table shows the interest rate swap activity (notional amounts) for 1995.

                                                                               1995
                                                                             Interest
                  December 31,                              December 31,     Income
Maturity             1994        Purchased    Terminated        1995        (Expense)
- -------------------------------------------------------------------------------------
PAY FIXED
1996                $ 40,000     $ 50,000      $     --       $ 90,000       $ (34)
2000                      --      100,000       100,000             --          --
2005                  60,000           --        60,000             --          --
2007                  25,000           --         1,090         23,910        (135)
- -------------------------------------------------------------------------------------
Total                125,000      150,000       161,090        113,910        (169)
- -------------------------------------------------------------------------------------

RECEIVE FIXED
1996                  40,000           --            --         40,000        (546)
1999                 100,000           --       100,000             --          39
- ------------------------------------------------------------------------------------
Total                140,000           --       100,000         40,000        (507)
- ------------------------------------------------------------------------------------
Total swaps         $265,000     $150,000      $261,090       $153,910       $(676)
====================================================================================

   The Company uses over-the-counter options for hedging purposes and as a means of generating additional noninterest income. Option contracts allow the holder of the option to buy or sell a specific financial instrument at a specified price during a specified time period. The holder is not required to exercise the option. As a writer of options, the Company's objective is to generate fee income or to adjust the yield on specific securities.

   As of December 31, 1995, the Company did not have any outstanding option contracts used for risk management purposes. The Company was a counterparty to several short-term option contracts during 1995 and recognized $829 thousand in gains on securities available for sale resulting from premiums received on exercised written covered call options. In 1994, the Company recognized $920 thousand in other operating income as a result of premiums received on expired option contracts. The Company did not have any option contracts at year-end 1994 or 1993.

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

   As of December 31, 1995, the contract amounts for forward commitments totaled $144 million compared to $37 million in 1994.

TRADING DERIVATIVES

   In 1994, the Company initiated a Eurodollar futures and options trading account in order to maintain an active presence in the Eurodollar futures and options markets. Position limits were established for the account in order to provide for a tightly controlled trading environment. At December 31, 1995, the trading account had open contracts with a notional value of $300 million and a net gain of $15 thousand.

DERIVATIVE CONTROLS

   The Company utilizes various controls to manage the risks associated with derivative instruments. These controls include specific internal policies, tracking systems, and legal contracts in conjunction with management oversight, internal and external audits, and regulatory compliance examinations. These reviews are performed on a continual basis.

   Management and board oversight is achieved through strict internal policy and operating guidelines which include specific approvals for each transaction. Specific operating limits have been established for common derivative transactions. Additionally, certain transactions require approval from the executive committee. The Company also maintains an on-site compliance officer reporting directly to the Board of Directors.

   An automated derivatives management system is used by the Company to generate position, pricing, and risk management reports. This system generates reports enabling the Company to maintain accurate and timely information on all derivative positions.

   The Company's derivatives credit risk is minimal. Each counterparty with the Company is either at least AA-rated by Standard and Poors or has executed a bi-lateral collateral agreement with the Company. Collateral agreements are designed to protect the Company against possible default by the counterparties. The Company requires that any counterparty rated below AA post collateral on any net positive market value above

TABLE 8 - SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES

(In Thousands)

   The carrying amounts of securities available for sale and investment securities are presented as of the dates indicated.

                                                                                              December 31,
- --------------------------------------------------------------------------------------------------------------------------
                                                                                    1995           1994          1993
- --------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and other U.S. Government agencies                                 $  868,626     $       --    $  793,043
Obligations of states and political subdivisions                                    144,487          1,872           200
Mortgage-backed securities                                                          183,777          6,759       572,485
Other securities                                                                      2,501             --            --
- --------------------------------------------------------------------------------------------------------------------------
    Total securities available for sale                                           1,199,391          8,631     1,365,728
- --------------------------------------------------------------------------------------------------------------------------

INVESTMENT SECURITIES
U.S. Treasury and other U.S. Government agencies                                      9,369        933,828        60,434
Obligations of states and political subdivisions                                         --        104,890       109,495
Mortgage-backed securities                                                           80,481        252,869       137,356
Other securities                                                                     49,183         38,584         9,573
- --------------------------------------------------------------------------------------------------------------------------
   Total investment securities                                                      139,033      1,330,171       316,858
- --------------------------------------------------------------------------------------------------------------------------
      Total securities available for sale and investment securities              $1,338,424     $1,338,802    $1,682,586
==========================================================================================================================

$100 thousand on an ongoing basis. As of December 31, 1995, the Company was holding counterparty collateral with a fair value of $2.0 million.

SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES

   The Company's securities portfolio is the second largest component of interest-earning assets at $1.3 billion on December 31, 1995 and 1994, compared to $1.7 billion at year-end 1993. The securities portfolio includes securities classified as securities available for sale and investment securities. These two segments of the securities portfolio are managed to optimize the long-term total return from this portion of the Company's assets.

   Securities available for sale are subject to being sold prior to their contractual maturities allowing the Company the ability to respond to changes in the interest rate environment. This portfolio can also be a secondary liquidity source and provides a balance to interest rate and credit risks in other categories of the balance sheet. In 1994, the Company adopted the provisions of SFAS No. 115. As a result of this statement, securities available for sale are accounted for at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred income taxes. Prior to 1994 securities available for sale were recorded at the lower of cost or fair value.

   The investment securities portfolio consists of debt securities which the Company has the positive intent and ability to hold to maturity and is carried at amortized cost.

   Securities available for sale totaled $1.2 billion at December 31, 1995, compared to $8.6 million at December 31, 1994. Investment securities at December 31, 1995, were $139 million compared to $1.3 billion at year-end 1994. During the fourth quarter of 1995, the Company took a one-time opportunity allowed by the FASB's supplemental guidance to SFAS No. 115 to reevaluate its securities classifications. As a result, the Company reclassified investment securities with a carrying value of $1.1 billion and a fair value of $1.2 billion, or approximately 89% of its investment securities, to securities available for sale. This reclassification will give the Company greater flexibility to take advantage of significant changes or anticipated changes in interest rates and to manage liquidity.

   In 1994, the Company liquidated $1.2 billion of securities classified as available for sale and temporarily reinvested the proceeds in short-term money market investments in anticipation of increases in market interest rates. As a result of the liquidation of securities, pre-tax security gains of $13.6 million were recognized. The Company redeployed these funds during the third quarter of 1994, primarily in one- and two-year U.S. Treasury securities carried in the investment securities portfolio to position the Company to take advantage of any further rises in interest rates and to limit the volatility of capital.

   Securities, excluding mortgage-backed securities, maturing within five years or less at December 31, 1995, represented 61% of total securities compared to 71% at December 31, 1994. Mortgage-backed securities at year-end 1995 increased slightly to 20% of total securities compared to 19% at year-end 1994. Securities exempt from Federal income taxes represented 11% of year-end total securities in 1995 compared to 8% in 1994.

   Average securities rose $120 million, or 8%, in 1995 due to acquisitions compared to a decrease of $273 million, or 16%, in 1994 and an increase of $88 million, or 5%, in 1993. As a percent of average interest-earning assets, average securities were 31% in 1995, down from 32% in 1994 and 39% in 1993. This decrease in the relative level of securities was a result of increased loan demand.

TABLE 9 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
(Dollars in Thousands)

   The following table shows the maturities and weighted average yields of the Company's securities available for sale and investment securities at December 31, 1995.

                                                      Maturing
                      ---------------------------------------------------------------------------
                                          After One Year     After Five Years                           Mortgage-
                           Within               But                 But                After              Backed
                          One Year       Within Five Years   Within Ten Years        Ten Years          Securities
- --------------------------------------------------------------------------------------------------------------------    Carrying
                      Amount   Yield     Amount    Yield     Amount     Yield     Amount    Yield    Amount    Yield     Amount
- -----------------------------------------------------------------------------------------------------------------------------------
SECURITIES
AVAILABLE FOR SALE
U.S. Treasury
   and other U.S.
   Government
   agencies          $276,140   6.32%   $453,350    6.72%   $134,077    6.39%   $ 5,059     7.92%   $     --      --%   $  868,626
Obligations of
   states and
   political
   subdivisions        10,190   8.86      31,224    9.21      33,731   10.87     69,342    11.56          --      --       144,487
Mortgage-backed
   securities              --     --          --      --          --      --         --       --     183,777    7.06       183,777
Other securities          503   6.24         189    8.74          --      --      1,809     6.99          --      --         2,501
- ----------------------------------------------------------------------------------------------------------------------------------
Total securities
   available
   for sale           286,833   6.41     484,763    6.88     167,808    7.24     76,210    11.19     183,777    7.06     1,199,391
- ----------------------------------------------------------------------------------------------------------------------------------

INVESTMENT
SECURITIES
U.S. Treasury
   and other U.S.
   Government
   agencies                --     --       9,369    6.62          --      --         --       --          --      --         9,369
Mortgage-backed
   securities              --     --          --      --          --      --         --       --      80,481    9.97        80,481
Other securities       14,649   7.15      14,501    7.07       7,266    6.77     12,767     7.11          --      --        49,183
- ----------------------------------------------------------------------------------------------------------------------------------
Total investment
   securities          14,649   7.15      23,870    6.90       7,266    6.77     12,767     7.11      80,481    9.97       139,033
- ----------------------------------------------------------------------------------------------------------------------------------

TOTAL SECURITIES
   AVAILABLE FOR
   SALE AND
   INVESTMENT
   SECURITIES        $301,482   6.45%   $508,633    6.88%   $175,074    7.22%   $88,977    10.57%   $264,258    7.96%   $1,338,424
==================================================================================================================================

At December 31, 1995, the Company held investment securities issued by the State of Mississippi with an aggregate carrying amount of $27.6 million and a fair value of $30.1 million. The yield on obligations of states and political subdivisions has been calculated on a fully tax equivalent basis.

LOANS

         Loans are the Company's largest and most profitable component of interest-earning assets. Total loans increased $714 million, or 25%, to $3.6 billion at December 31, 1995, compared to $2.9 billion at December 31, 1994. Approximately 51% of this increase resulted from acquisitions while the remaining increase was the result of higher loan demand in the Company's market areas and a favorable interest rate environment. Average total loans grew 27% from $2.6 billion in 1994 to $3.3 billion in 1995. Average total loans represented 66% of interest-earning assets in 1995, compared to 59% in 1994 and 53% in 1993. The portfolio mix at year-end 1995 consisted of 49% real estate loans, 28% commercial, financial, and agricultural loans, and 23% consumer loans.

TABLE 10 - LOAN PORTFOLIO
(In Thousands)

   Loans outstanding at the indicated dates are shown in the following table classified by type of loan.

                                                                                December 31,
- ------------------------------------------------------------------------------------------------------------------------
                                                       1995           1994          1993          1992            1991
- ------------------------------------------------------------------------------------------------------------------------
Commercial,financial and agricultural               $1,010,174     $  927,551    $  712,522     $  757,582    $  886,079
Real estate - construction                             122,765         92,411        70,506         81,320        91,718
Real estate - mortgage                               1,615,166      1,152,068     1,051,752        929,966       840,303
Consumer                                               843,747        705,716       604,261        523,322       573,699
- ------------------------------------------------------------------------------------------------------------------------
                                                    $3,591,852     $2,877,746    $2,439,041     $2,292,190    $2,391,799
========================================================================================================================

TABLE 11 - REAL ESTATE LOANS
(Dollars In Thousands)

   The following table shows the composition of real estate loans outstanding at December 31, 1995.

                                                                                            Percent of        Percent of
                                                                             Balance     Real Estate Loans    Gross Loans
- -------------------------------------------------------------------------------------------------------------------------
COMMERCIAL REAL ESTATE
   Construction and land development                                       $  122,765            7.1%             3.4%
   Multifamily                                                                 72,653            4.2              2.0
   Nonfarm nonresidential                                                     636,014           36.6             17.7
- -------------------------------------------------------------------------------------------------------------------------
                                                                              831,432           47.9             23.1
- -------------------------------------------------------------------------------------------------------------------------

RESIDENTIAL AND FARMLAND
   Residential                                                                819,371           47.1             22.8
   Farmland                                                            .       87,128            5.0              2.4
- --------------------------------------------------------------------------------------------------------------------------
                                                                              906,499           52.1             25.2
- --------------------------------------------------------------------------------------------------------------------------
                                                                           $1,737,931          100.0%            48.3%
==========================================================================================================================

   Diversification in the loan portfolio is a means of reducing the risks associated with fluctuations in economic conditions. At December 31, 1995, the Company had no concentrations of 10% or more of total loans in any single industry. Geographically, the Company's loans are primarily to borrowers domiciled in the Mississippi, Louisiana, and Arkansas markets with 67% of total loans to borrowers in Mississippi, 17% in Louisiana, and 5% in Arkansas.

   Loans secured by real estate are the largest category of loans at $1.7 billion at year-end 1995. This loan portfolio is composed of $819 million of loans on one-to-four family residential properties including both loans held for sale and held for investment, $73 million of loans on multi-family properties, $636 million of loans to businesses for intermediate and longer term financing of land and buildings, and $123 million of loans for construction and land development. Additionally, this category contains various other loans secured by real estate.

   Real estate loans increased $493 million, or 40%, from year-end 1994 to 1995 following a $122 million increase in 1994. Approximately 75% of this increase was due to acquisitions. Real estate construction loans increased $30 million, or 33%, in 1995 following a $22 million increase in 1994. Residential mortgage loans held for investment increased $381 million and mortgage loans held for sale increased $82 million as a result of increased origination activity due to favorable interest rates in 1995. At year-end 1995, 66%, 18%, and 7% of the Company's real estate loans were to borrowers located in Mississippi, Louisiana, and Arkansas, respectively. The Company will continue to concentrate on those markets traditionally served by the Company.

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

TABLE 12 - LOAN MATURITIES AND INTEREST RATE SENSITIVITY
(In Thousands)

   The following table shows the amounts of loans, excluding consumer and real estate mortgage loans, in certain categories outstanding as of December 31, 1995 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

                                                                           Maturing
                                                      -----------------------------------------------------
                                                                         After One But
                                                      Within One Year   Within Five Years  After Five Years     Total
- ------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                   $575,617           $363,235           $ 71,322       $1,010,174
Real estate - construction                                 81,527             41,238                --           122,765
- ------------------------------------------------------------------------------------------------------------------------
                                                         $657,144           $404,473           $ 71,322       $1,132,939
========================================================================================================================

                                                                                Interest Sensitivity
                                                                         ---------------------------------
                                                                           Fixed Rate        Variable Rate       Total
- ------------------------------------------------------------------------------------------------------------------------
Due after one, but within five years                                        $254,936           $149,537       $  404,473
Due after five years                                                          37,752             33,570           71,322
- ------------------------------------------------------------------------------------------------------------------------
                                                                            $292,688           $183,107       $  475,795
========================================================================================================================

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

   Commercial, financial and agricultural loans increased to $1.0 billion at year-end 1995 from $928 million and $713 million at year-end 1994 and 1993, respectively. The commercial, financial and agricultural loan portfolio is a diverse group of loans to small, medium and large businesses. The purpose of these loans vary from supporting seasonal working capital needs to the term financing of equipment. These loans are underwritten by a thorough analysis of management, financial condition and the business' ability to generate sufficient cash flow to repay the debt in an orderly manner. While some of the short-term loans may be made on an unsecured basis, most are secured by the assets being financed with appropriate margins. Additionally, loans to closely held corporations are generally guaranteed by their owners.

   The Company utilizes various Federal and State loan guarantee programs to provide credit enhancements for loans to small businesses. The use of these programs enables financing to be provided in amounts and on terms which might not be otherwise available to small businesses.

   The commercial loan portfolio is sufficiently diverse to minimize the impact of a decline in a single industry. It is geographically concentrated in Mississippi, Louisiana, and Arkansas so it is exposed to the risk of a general downturn in the economies of these three states.

   Consumer loans increased $138 million, or 20%, from year-end 1994 to year-end 1995 which was consistent with the Company's goal of increasing the consumer loan portfolio and compares to an increase of $101 million from year-end 1993 to year-end 1994.

   The consumer loan portfolio is composed of installment loans, home equity loans, unsecured revolving credit products, and other similar types of credit facilities. Consumer credits are underwritten using a computer based multiple discriminant analysis which is commonly called credit scoring. This analysis considers factors such as income, debt levels and credit history. This system provides uniformity in the decision making process and better quality control during the process.

   Consumer loans are concentrated in Mississippi, Louisiana, and Arkansas. They would be adversely impacted by an economic recession or other conditions which would affect consumer incomes.

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

TABLE 13 - AVERAGE DEPOSITS
(In Thousands)

   The daily average amounts of deposits for the periods indicated are summarized in the following table.

                                                                                         Year Ended December 31,
- ------------------------------------------------------------------------------------------------------------------------
                                                                                    1995           1994          1993
- ------------------------------------------------------------------------------------------------------------------------
Demand deposits                                                                  $  919,215     $  840,515    $  755,099
Savings deposits                                                                  1,710,218      1,592,777     1,497,249
Time deposits                                                                     1,809,364      1,563,746     1,615,321
- ------------------------------------------------------------------------------------------------------------------------
Total                                                                            $4,438,797     $3,997,038    $3,867,669
========================================================================================================================

TABLE 14 - TIME DEPOSITS OF $100 THOUSAND OR MORE, MATURITY DISTRIBUTION (In Thousands)

   Maturities of time certificates of deposit of $100 thousand or more outstanding at December 31, 1995, are summarized in the following table.

TIME REMAINING UNTIL MATURITY
3 months or less                                                                   $152,881
Over 3 through 6 months                                                              56,247
Over 6 through 12 months                                                             80,925
Over 12 months                                                                       99,965
- -------------------------------------------------------------------------------------------
Total                                                                              $390,018
===========================================================================================

DEPOSITS

   The Company's primary funding source for loans and investments is deposit liabilities. The mix and repricing alternatives of deposits can significantly affect the cost of this source of funds and therefore impact the margin. Strategies used by the Company to manage deposit liabilities are designed to be flexible so that changes can be made in consideration of interest rate movements and liquidity issues. Local retail and commercial customers provide the majority of deposits to the Company.

   Average deposits increased $442 million in 1995 to $4.4 billion, following a $129 million increase from 1993 to 1994. Approximately 80% of the increase in average deposits for 1995 was a result of acquisitions.

   Average time deposits increased $245 million, or 16%, in 1995 compared to 1994 and increased to 41% of total deposits in 1995 compared to 39% in 1994. Average savings deposits and average demand deposits increased $117 million and $79 million, respectively, in 1995 compared to 1994 although as a percentage of total deposits both decreased from 1994 to 1995. The change in the mix of deposit liabilities or the shift from short-term deposits to longer-term time deposits was due to the higher level of market interest rates in 1995.

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

   Short-term investments totaling $444 million provide the major source of liquidity at December 31, 1995. Cash flows from repayments and maturities from the securities and loan portfolios provide an additional source of liquidity. Excluding prepayments from mortgage-backed securities, $301 million, or 23%, of the securities portfolio and $1.5 billion, or 42% of total loans, have contractual maturities of one year or less.

   The Company relies largely on core deposits to fund loan demand and long-term investments. Core deposits, defined as total deposits less time deposits of $100 thousand or more, have increased, ending the year at $4.1 billion which compares to $3.7 billion at the end of 1994. Additional funding is provided from an established Federal funds market within Mississippi, Louisiana and other contiguous states. Although the Company prefers to meet liquidity requirements through internally generated funding sources and through the matching of maturities of assets and liabilities, it also maintains funding relationships with numerous other financial institutions.

TABLE 15 - SHORT-TERM BORROWINGS
(Dollars in Thousands)

   The following table presents a summary of the Company's short-term borrowings for each of the last three years by category and the corresponding interest rates.

                                                                                     Daily       Average        Maximum
                                                                  December 31       Average     Interest       Month-End
                                                                    Balance         Balance       Rate          Balance
- --------------------------------------------------------------------------------------------------------------------------
1995
Federal funds purchased and securities sold
   under agreements to repurchase                                 $ 566,862       $ 539,384         5.4%       $ 650,296
Other short-term borrowings                                          32,620          15,809         3.8           33,568
- -------------------------------------------------------------------------------------------------------
Total short-term borrowings                                       $ 599,482       $ 555,193         5.4%
=======================================================================================================
1994
Federal funds purchased and securities sold
   under agreements to repurchase                                 $ 559,779       $ 424,091         3.6%       $ 559,779
Other short-term borrowings                                           5,010          28,519         4.3           54,123
- -------------------------------------------------------------------------------------------------------
Total short-term borrowings                                       $ 564,789       $ 452,610         3.7%
=======================================================================================================

1993
Federal funds purchased and securities sold
   under agreements to repurchase                                 $ 504,475       $ 520,590         2.8%       $ 572,783
Other short-term borrowings                                           5,021           4,631         2.6            5,995
- -------------------------------------------------------------------------------------------------------
Total short-term borrowings                                       $ 509,496       $ 525,221         2.8%
========================================================================================================

   The consolidated statements of cash flows can be used to review the Company's cash flows from operating, investing and financing activities. Cash and cash equivalents increased $17 million during 1995 to $344 million at December 31, 1995. Net cash provided by operating activities of $2 million for 1995 and $87 million for 1994 included net income, adjusted for various noncash charges to income, as well as changes in the balance of loans held for sale. The decrease in net cash provided by operating activities from 1994 to 1995 was primarily due to an increase in mortgage loans held for sale in 1995. The increase in net cash provided by operating activities from 1993 to 1994 was primarily due to a decrease in mortgage loans held for sale in 1994.

   Investing activities, primarily in loans and securities, had the effect of reducing cash flows by $154 million in 1995. This use of funds was largely a result of increased loan volume and short-term investments which were partially offset by funds provided by decreases in securities and interest-bearing bank balances. In 1994, investing activities had the effect of reducing cash flows by $29 million as increases in loan volumes and short-term investments were largely offset by funds provided by a decrease in securities.

   Financing activities are the primary funding source of investing activities and primarily include the taking of deposits and use of purchased funds. Financing activities were a net provider of cash by $169 million in 1995 as the increase in cash flows from deposits provided more funds than were expended by purchases of common stock, dividends, and repayment of a short-term line of credit. In 1994, financing activities had the effect of reducing cash flows by $25 million as the decrease in cash flows from deposits and the payment of dividends required more funds than were provided by an increase in purchased funds.

   The parent company requires liquidity to pay dividends to its shareholders and to meet operating expenses. Dividends paid by the parent company are primarily funded from dividends received from its banking subsidiaries. The dividends paid by the banking subsidiaries are subject to certain regulations controlling national banks that restrict the amount of dividends that may be distributed. The subsidiary banks have available for payment of dividends in 1996, without prior regulatory approval, $87.1 million plus their net profits for 1996. The operating expenses of the parent company are primarily incurred in providing management and other services for the subsidiaries and are reimbursed monthly to provide the cash flow necessary for these operations. From time to time the parent company uses short-term lines of credit and issues long-term debt to meet acquisition and expansion needs. At December 31, 1995, the parent company had $27.6 million outstanding under a short-term line of credit and no long-term debt outstanding. During 1995, the Company filed a $300 million registration statement with the Securities and Exchange Commission to facilitate the acquisition of funds through the issuance of various instruments in the market place. The Company intends to use these funds to reduce its short-term borrowings and to fund potential future acquisitions.

TABLE 16 - ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(Dollars in Thousands)

   The following table summarizes the activity in the allowance for possible loan losses over the past five years.

                                                                            Year Ended December 31,
- ---------------------------------------------------------------------------------------------------------------------------
                                                               1995          1994          1993         1992         1991
- ---------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses - beginning balance    $   55,873    $   62,032    $   74,856    $   87,493   $   88,862
   Charge-offs:
      Commercial, financial and agricultural                   1,591         7,851         2,881        22,348        7,577
      Real estate - construction                                 177           132            40            80        1,073
      Real estate - mortgage                                   1,723         1,691         1,846         3,772        8,706
      Consumer                                                 8,833         5,234         5,375         7,708       13,579
- ---------------------------------------------------------------------------------------------------------------------------
         Total charge-offs                                    12,324        14,908        10,142        33,908       30,935
- ---------------------------------------------------------------------------------------------------------------------------

   Recoveries:
      Commercial, financial and agricultural                   2,217         5,163         5,164         2,037        2,476
      Real estate - construction                                 272           621         1,398           803          302
      Real estate - mortgage                                   1,403         2,393         2,077         2,723        3,403
      Consumer                                                 4,466         4,098         4,679         5,330        6,125
- ---------------------------------------------------------------------------------------------------------------------------
         Total recoveries                                      8,358        12,275        13,318        10,893       12,306
- ---------------------------------------------------------------------------------------------------------------------------
   Net charge-offs (recoveries)                                3,966         2,633        (3,176)       23,015       18,629
   Provision for possible loan losses                          2,160        (4,750)      (16,000)       10,378       17,260
   Additions due to acquisitions                               4,652         1,224            --            --           --
- ---------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses - ending balance       $   58,719    $   55,873    $   62,032    $   74,856   $   87,493
===========================================================================================================================
Total loans outstanding:
   End of year                                            $3,579,302    $2,859,398    $2,418,585    $2,265,483   $2,339,281
===========================================================================================================================
   Average                                                $3,273,408    $2,581,724    $2,293,416    $2,261,034   $2,411,731
===========================================================================================================================

Ratios:
Allowance for possible loan losses to end of
   year total loans                                             1.64%         1.95%         2.56%         3.30%        3.74%
Allowance for possible loan losses to net charge-offs          1,480         2,122            NM           325          470
Allowance for possible loan losses to nonperforming loans        262           219           204           189          106
Net charge-offs (recoveries) to average total loans              .12           .10          (.14)         1.02          .77
Recoveries to prior year charge-offs                           56.06        121.03         39.28         35.21        30.60
NM - Not Meaningful
- ----------------------------------------------------------------------------------------------------------------------------

CREDIT RISK MANAGEMENT

   The Company manages its asset quality by utilizing a credit process that has as its basis the separation of the credit administration function from the line lending function. This process includes a system of loan committees to review and approve loans, a system of credit quality review committees that monitors the progress of action plans on loans requiring special attention and an independent Loan Review Department which reports to the Directors' Loan Review Committee. Additionally, there are several senior credit officers in the Credit Administration Division assigned to the various lending areas who work to ensure that the credit process is carried out in accordance with the Company's credit policies. This process assists in the early identification of problem or potential problem credits and assists in determining the adequacy of the allowance for possible loan losses.

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

                                                                     December 31,
- ------------------------------------------------------------------------------------------------
                                     1995                   1994                  1993
- ------------------------------------------------------------------------------------------------
                              Percent    Loan         Percent   Loan         Percent   Loan
                              Of Gross   Loss         Of Gross  Loss         Of Gross  Loss
                              Loans      Allowance    Loans     Allowance    Loans     Allowance
                              Out-       Alloca-      Out-      Alloca-      Out-      Alloca-
                              standing   tion         standing  tion         standing  tion
- ------------------------------------------------------------------------------------------------
Commercial, financial
   and agricultural             28.1%    $ 13,824       32.2%   $ 13,851       29.2%   $ 15,683
Real estate - construction       3.4        2,146        3.2       1,475        2.9       2,330
Real estate - mortgage          45.0       12,741       40.0      10,372       43.1       9,285
Consumer                        23.5       13,928       24.6      10,940       24.8      10,087
Unallocated                       --       16,080         --      19,235         --      24,647
- ------------------------------------------------------------------------------------------------
                               100.0%    $ 58,719      100.0%   $ 55,873      100.0%   $ 62,032
================================================================================================



                                            December 31,
- --------------------------------------------------------------------------
                                     1992                 1991
- --------------------------------------------------------------------------
                                Percent   Loan         Percent   Loan
                                Of Gross  Loss         Of Gross  Loss
                                Loans     Allowance    Loans     Allowance
                                Out-      Alloca-      Out-      Alloca-
                                standing  tion         standing  tion
- --------------------------------------------------------------------------
Commercial, financial
   and agricultural               33.1%    $ 16,306     37.2%    $ 31,076
Real estate - construction         3.5        3,127      3.5        5,200
Real estate - mortgage            40.4       12,596     35.1       13,915
Consumer                          23.0        7,915     24.2        9,430
Unallocated                        --        34,912       --       27,872
- --------------------------------------------------------------------------
                                 100.0%    $ 74,856    100.0%    $ 87,493
==========================================================================

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

   As a result of management's assessment of the adequacy of the allowance and the increased loan growth in 1995, the Company recorded a $2.2 million provision to the allowance for possible loan losses. During 1994, the Company recorded a negative provision of $4.8 million compared to a negative provision of $16 million in 1993. Additions to the allowance of $4.7 million and $1.2 million resulted from acquisitions in 1995 and 1994, respectively.

   Net charge-offs for the Company were .12% of average loans in 1995 compared to net charge-offs of .10% of average loans in 1994 and net recoveries of .14% of average loans in 1993. These levels are significantly lower than typical historical levels for the Company and the banking industry. Net charge-offs were $4.0 million in 1995, compared to $2.6 million in 1994 and net recoveries of $3.2 million in 1993.

   The allowance at December 31, 1995, was $58.7 million or 1.64% of total loans and 262% of nonperforming loans. While future losses are difficult to predict, management believes that the current level of the allowance is adequate to cover possible losses in the loan portfolio based on the allowance methodology given the current and expected economic climate and the level of nonperforming assets. The allowance at December 31, 1994, was $55.9 million or 1.95% of total loans and at December 31, 1993, was $62.0 million or 2.56% of total loans.

NONPERFORMING ASSETS

   The Company's nonperforming assets consist of loans on which interest is no longer accrued (nonaccrual); certain restructured loans where the interest rate or other terms have been materially changed due to the financial condition of the borrowers (restructured); and other real estate. A loan is placed on nonaccrual when management believes there is reasonable uncertainty about the full collection of both principal and interest, or when the loan is contractually past due ninety days or more, not well secured and not in process of collection. The Company's policy regarding nonperforming loans, is to take appropriate, timely and aggressive action when necessary to reach a timely resolution.

   Nonperforming assets continued to improve by decreasing $3.3 million to $28.9 million at year-end 1995 compared to $32.2 million at year-end 1994 and $43.7 million at year-end 1993. In 1995, nonperforming assets decreased due to cash

TABLE 18 - NONPERFORMING ASSETS
(Dollars In Thousands)

   The amounts of the Company's nonperforming assets at the indicated dates are shown in the following table.

                                                                                     December 31,
- ------------------------------------------------------------------------------------------------------------------------
                                                                1995         1994        1993         1992        1991
- ------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                               $22,452     $ 25,556    $ 30,425     $39,456     $ 82,213
Restructured loans                                                  --           --          54         249          240
- ------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                             22,452       25,556      30,479      39,705       82,453
Other real estate                                                6,485        6,689      13,256      17,349       18,251
- ------------------------------------------------------------------------------------------------------------------------
Nonperforming assets                                           $28,937     $ 32,245    $ 43,735     $57,054     $100,704
========================================================================================================================
Accruing loans past due 90 days or more                        $ 4,767     $  3,055    $  2,935     $ 3,670     $ 11,548
========================================================================================================================


Ratios:
Nonperforming assets to loans plus other real estate               .81%        1.12%       1.80%       2.50%         4.27%
Nonperforming assets to total assets                               .48          .63         .89        1.14          1.99

Interest income of approximately $2.3 million on nonaccrual and restructured loans at December 31, 1995 would have been recorded in 1995 if such loans had been in compliance with their original terms. Interest income actually recorded on such loans in 1995 was $.8 million.
- --------------------------------------------------------------------------------


payoffs on two nonperforming loans carried at $6.7 million, other cash collections, property sales and restoration of loans to performing status, while a portion was also due to charge-offs. Somewhat offsetting these decreases were $1.5 million in additions due to acquisitions.

   The year-end 1995 total is comprised of $22.5 million of nonaccrual loans and $6.5 million of other real estate. The Company had no restructured loans at year-end 1995 or 1994.

   The Company had an additional $215 thousand of outstanding loans which were not considered nonperforming at December 31, 1995, but whose borrowers, in management's opinion at this time, are experiencing financial difficulties severe enough that serious doubt exists as to the borrowers' continued ability to comply with the present terms of these loans.

CAPITAL AND DIVIDENDS

   Dividends paid by the Company are substantially provided by dividends from the banking subsidiaries. The approval of the Comptroller of the Currency (OCC) is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. In 1996, the banking subsidiaries have available for payment of dividends to the Company, without approval of the OCC, $87.1 million plus their net profits for 1996.

   The Company's two sources of capital are internally generated capital and the capital markets. Primary reliance historically has been on internally generated capital. Net income for 1995, 1994 and 1993 added $72.6 million, $67.1 million and $66.6 million, respectively, to capital. Capital was further increased by $1.6 million in 1995 with the issuance of common stock as a result of the exercise of executive stock options. Capital was decreased by dividends of $23.1 million, $18.7 million and $16.4 million declared in 1995, 1994 and 1993, respectively. Capital was also increased by $25.2 million as a result of acquisitions, net of related stock repurchases, during 1995. The Company repurchased 1.3 million shares of its common stock for the purpose of offsetting the 1.7 million shares issued in the acquisitions of LBO Bancorp, Inc. and First Merchants Financial Corporation. The Company currently has the authorization to purchase up to 634 thousand shares under a repurchase plan for the purpose of offsetting the shares anticipated to be issued in the acquisition of Bank of Gonzales Holding Company. As a result of the provisions set forth in SFAS No. 115, capital includes the unrealized gain on securities available for sale, net of deferred taxes, which was $19.1 million at year-end 1995 compared to $2.0 million at year-end 1994. Average stockholders' equity to average assets for 1995 was 8.94% compared to 8.70% in 1994 and 7.62% in 1993.

   Under the risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies such as the Company, the minimum ratio of total capital to risk-weighted assets, including certain off-balance-sheet items such as standby letters of credit (total capital), is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, and a limited amount of noncumulative perpetual preferred stock, certain other instruments, and a limited amount of allowance for possible loan losses (tier I capital). The unrealized gain on securities available for sale, resulting from SFAS No. 115, is excluded from the calculation of these ratios. Under these guidelines, the Company's tier I and total ratios were 11.05% and 12.30%, respectively, at December 31, 1995, compared to 12.49% and 13.75%, at year-end 1994 and 13.28% and 14.54%, at year-end 1993.

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

   At December 31, 1995, the tier I and total capital ratios for each of the Company's banking subsidiaries were well above the minimum 6% and 10% levels required to be categorized as a "well capitalized" insured depository institution.

   The Federal Reserve Board and the OCC have established minimum leverage ratios for bank holding companies and national banks, respectively, requiring such banking organizations to maintain tier I capital of at least 3.00% of the quarterly average assets (net of the allowance for possible loan losses) less goodwill and other nonqualifying intangible assets. FDICIA also established a minimum leverage ratio requirement of 5% for "well capitalized" institutions. The Company's leverage ratios for December 31, 1995, 1994 and 1993, were 7.87%, 8.43% and 8.13%, respectively. The Company's banking subsidiaries have maintained leverage ratios well above the minimum ratios required by the banks' regulators.

   Capital adequacy is continually monitored by the Company to ensure that appropriate levels of capital are maintained to meet both current operating needs and anticipated future requirements. The capital guidelines play a crucial role in a banking organization's plans for business, asset allocations, acquisitions, and expansion.

OTHER OPERATING INCOME

   The Company stresses the importance of growth in noninterest related sources of income as one of its key long-term strategies. The Company's strategy is to develop new sources of noninterest related income and to reprice services and products to manage their profitability. Other operating income includes fees for trust services, deposit service charges, mortgage loan servicing fees, income from broker/dealer services and many other corporate and retail products.

   During 1995, other operating income was $92.0 million compared to $93.5 million in 1994, a decrease of $1.5 million. Other operating income for 1995 included gains on the sale of securities of $919 thousand compared to $13.6 million for 1994. Excluding these gains, other operating income increased $11.2 million, or 14% from 1994 to 1995. Approximately $6.2 million of this increase was due to acquisitions with the balance of the increase due to increases in core fee revenue sources.

   Service charges on deposit accounts have historically represented one of the primary sources of other operating income. Revenues in this area increased approximately $4.5 million, or 16%, to $32.1 million in 1995 compared to $27.6 million in 1994. This increase was primarily the result of a continuing increase in business volumes. Fees for trust services increased 5%, to $14.8 million in 1995 from $14.1 million in 1994. This increase was primarily the result of new trust business.

   Other service charges, commissions and fees increased $6.5 million, or 20%, from $32.7 million in 1994 to $39.2 million in 1995. Approximately $2.6 million of this increase was a result of fee income generated by the acquired companies. The remainder of the increase resulted from increased income from broker/dealer services, credit life insurance products, mortgage loan servicing and customer utilization of the Company's other retail services.

   Other income decreased from $5.5 million in 1994 to $4.9 million in 1995. This decrease reflected a $1.9 million reimbursement in 1994 for prior years' legal fees.

   During 1994, other operating income increased $18.7 million to $93.5 million compared to $74.8 million in 1993. This increase was primarily the result of gains on the sale of securities of $13.6 million in 1994 compared to gains of $102 thousand for 1993. Excluding the gains on the sales of securities, other operating income rose $5 million, or 7%, from 1993 to 1994, largely due to increases in service charges on deposit accounts, trust fees and other income. Revenue from service charges on deposits increased $2 million to $27.6 million in 1994 compared to $25.6 million in 1993. Fees for trust services increased $1.2 million in 1994 from $12.9 million in 1993 principally as a result of new business. Other income increased approximately $2.1 million, or 62%, from $3.4 million in 1993 to $5.5 million in 1994 primarily as a result of a $1.9 million reimbursement for prior years' legal fees. These increases in 1994 were partially offset by a decline in other service charges, commissions and fees in 1994 compared to 1993. This decrease was largely due to a decrease in broker/dealer income of $1.9 million reflecting an unfavorable market environment during 1994.

OTHER OPERATING EXPENSE

   Enhancing operational efficiency without sacrificing quality service for the Company's customers continues to be a priority. A key measure used in the banking industry to assess the level of noninterest expense is the efficiency ratio, which is defined as noninterest expense divided by the sum of tax-equivalent net interest income plus noninterest income. Improvement in the efficiency ratio is measured by a reduction in the percentage reported. The efficiency ratios for 1995, 1994, and 1993 were 64.62%, 64.22% and 67.23%, respectively. The Company is committed to improve efficiency to a long-term goal of 60% and, in order to achieve this goal, the Company must continue to increase revenues, primarily through loan growth and increased fee income, while controlling expense growth.

   Other operating expense increased $31.4 million, or 17% in 1995 compared to 1994. Approximately $15.0 million of the increase in 1995 can be attributed to acquisitions. Salaries and employee benefits, which account for 53% of other operating expense, increased $13.2 million, or 13%, compared to 1994. Excluding the effects of the acquisitions, salaries and employee benefits increased
$5.3 million, or 6%, as a result of annual merit increases and higher benefit costs. Employee benefits rose largely due to continuing increases in health benefit costs of $700 thousand, an increase of $767 thousand in pension plan cost and $600 thousand in separation pay expense.

   Combined net occupancy and equipment expense increased $4.4 million, or 17%, over 1994 of which $2.3 million was due to increased depreciation, rentals and maintenance for branch banking facilities acquired through acquisitions. The remaining increase was due to the cost of increased automation to more effectively and efficiently deliver products and services to our customers.

   Service fees increased $1.5 million, or 14%, in 1995 compared to 1994 largely as a result of increased professional and consulting fees related to efforts to enhance the Company's products and their delivery to the customer, and to provide efficiencies within the organization. Legal and professional fees also increased due to the increased merger activity and as a result of the collateral protection insurance litigation.

   The FDIC assessment decreased $3.9 million, or 44%, from 1994 to 1995. This decrease was the result of the FDIC lowering the premium rate on insured deposits. The rate for the Company's banking subsidiaries, which all qualify for the most favorable insurance rates, was lowered by 83% as of June 1, 1995, and was virtually eliminated for the first half of 1996.

   Other expense increased $14.2 million, to $34.5 million in 1995 compared to $20.3 million in 1994. Approximately $5.9 million, or 42%, of this increase is related to acquisitions, including $4.3 million due to increased amortization of goodwill, core deposit intangibles and purchased mortgage servicing rights. The increase in other expense, excluding the acquisitions, was primarily the result of an accrual of $3.5 million for the proposed settlement of a class action suit concerning collateral protection insurance. Additionally, other real estate expense increased $1.1 million, due to a decrease in gains on the sales of properties, and purchased mortgage servicing rights amortization increased by $1 million.

   The Company's other operating expense increased $8.5 million in 1994 compared to 1993. Approximately $3.4 million of this increase can be attributed to an acquisition resulting in an underlying increase in other operating expense of $5.1 million, or 3%. Salaries and employee benefits increased $5.6 million, or 6%, in 1994 including $3.4 million in normal merit increases, $1 million related to an acquisition, $400 thousand in incentives and bonuses as a result of improved earnings, and $621 thousand in employee benefits. Combined net occupancy and equipment expense increased $1.4 million, or 6%, over 1993 primarily due to higher depreciation, rentals and maintenance for branch banking facilities and due to the cost of increased automation. Other expense for 1994 was $20.3 million compared to $18.6 million in 1993. This increase in other expense was primarily the result of a $2.1 million increase in other real estate expenses due to an increase in the allowance for possible losses on other real estate.

INCOME TAXES

   Income tax expense was $35.0 million in 1995, compared to $32.5 million in 1994 and $27.3 million in 1993. The increase in tax expense between 1994 and 1993 was primarily the result of increased pre-tax earnings. The Company's effective tax rate was 33% for 1995 and 1994 and 29% for 1993. These effective tax rates are lower than the statutory income tax rate, primarily due to tax exempt interest income received on certain loans and debt securities. The increase in the effective tax rate for 1995 and 1994 as compared to 1993 is primarily the result of three factors. First, the proportion of tax exempt income to total pretax income declined as taxable income increased for 1995 and 1994 and tax exempt income declined from 1993 levels. Second, as a result of the 1994 and 1995 merger activity, the level of nondeductible expenses, primarily goodwill amortization, increased. Finally, 1993 tax expense is net of $1.6 million in tax benefits recorded from the cumulative effect of adopting SFAS
No. 109, "Accounting for Income Taxes," and the deferred tax benefit of the 1% increase in the federal statutory rate beginning in 1993.

OUTLOOK

   The Company's growth is closely linked to the growth of the market areas which it serves. After experiencing economic growth and improvement in these markets at a pace greater than the national average during the early 1990's, growth moderated in 1995 to a level consistent with the national average. Business and consumer confidence remained high resulting in a continuation of strong loan demand. These trends are expected to continue in 1996 but with further moderation as the Company's market areas are expected to reflect the national trends.

   Loan volumes grew rapidly over the past two years and are expected to continue growing at a faster rate than the overall economy but at a somewhat slower pace than in 1995. Loans to consumers and small to middle market businesses are expected to continue to provide most of the increase, while loans to large commercial borrowers will likely decline. Deposits, primarily interest-bearing categories, are expected to grow more slowly than loans, resulting in a lower level of securities relative to interest-earning assets.

   The net interest margin improved dramatically in 1995 due to increasing loan volumes and wider loan and deposit spreads. While continued loan growth is expected, loan and deposit spreads are expected to flatten or narrow somewhat and maturing investment securities will likely be reinvested in a lower-rate market. The result is an expected decrease in the margin percentage, but the 1996 margin is expected to remain high relative to historical norms. Net interest income is expected to continue to grow as a result of increased earning asset volumes.

   Following three years of substantial improvements in loan quality, 1995 continued to improve but not as dramatically. The resulting loan quality indicators are well within management's acceptable ranges; therefore, no significant further improvements are expected. However, no significant deterioration is expected such that loan quality should remain within acceptable ranges. Fee income will continue to be emphasized in 1996 with nontraditional sources continuing to be explored to augment traditional banking services. Additionally, the successful company-wide focus on sales is expected to continue to grow volumes in existing lines of business. This category of earnings is expected to grow at a faster rate than the overall economy and at a faster rate than operating expenses. Expense control remains a focus as the Company continues its efforts to improve efficiency. Ongoing review of product line and market area profitability will point out areas where improvements can be made which will favorably affect future long-term profitability.

BUSINESS

   The Company is a multi-bank holding company headquartered in Jackson, Mississippi. The Company and its subsidiaries engage only in the general banking business and activities closely related to banking, as authorized by the banking laws of the United States and the regulations issued pursuant thereto. The Company offers complete banking and trust services to the commercial, industrial and agricultural areas which it serves through its four banking subsidiaries, Deposit Guaranty National Bank, Commercial National Bank, Citizens National Bank, and Merchants National Bank.

   Deposit Guaranty National Bank, a 98%-owned banking subsidiary, is located throughout Mississippi with 109 branches.

   Commercial National Bank is headquartered in Shreveport, Louisiana and has 17 branches in the Shreveport/Bossier and West Monroe/Monroe markets. Citizens National Bank is located in Hammond, Louisiana with five branches. Merchants National Bank is located in Fort Smith, Arkansas with six branches.

   Deposit Guaranty National Bank owns and operates Deposit Guaranty Mortgage Company, a Mississippi business corporation and its subsidiary First Mortgage Corporation located in Omaha, Nebraska. The mortgage companies act as mortgage bankers and engage in mortgage lending, brokerage and servicing in the Mississippi, Louisiana, Arkansas, Nebraska and Oklahoma markets.

   The Company provides investment advice and brokerage services through its subsidiaries, Deposit Guaranty Investments, Inc., a subsidiary of Deposit Guaranty National Bank; Commercial National Brokerage Services, Inc., a subsidiary of Commercial National Bank; and Merchants Investment Company, Inc., a subsidiary of Merchants National Bank.

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

                                                Prices
                             Dividends    ------------------
                             Per Share      High       Low
- ------------------------------------------------------------
1995
First Quarter                   $ .28     $ 34.00    $ 29.50
Second Quarter                    .30       39.00      33.50
Third Quarter                     .30       42.25      38.50
Fourth Quarter                    .33       51.50      41.75

1994
First Quarter                   $ .25     $ 29.00     $25.75
Second Quarter                    .25       32.00      25.50
Third Quarter                     .28       34.50      29.25
Fourth Quarter                    .28       32.25      26.00

   It is the present intention of the Board of Directors to continue the payment of cash dividends on the common stock on a quarterly basis, dependent on expected future normalized earnings, the financial condition of the Company, the assessment of future capital needs of the Company and such other factors as the Board of Directors may deem relevant. As a bank holding company, the Company's ability to pay dividends is to a great extent dependent upon dividend payments it receives from its subsidiaries, which dividend payments are subject to the limitations described in the notes to the consolidated financial statements. On February 27, 1996, there were 6,158 stockholders of record of the Company's common stock.

                      CONSOLIDATED STATEMENTS OF CONDITION
                             Deposit Guaranty Corp.

(In Thousands Except Share Data)                                                                    December 31,
- ------------------------------------------------------------------------------------------------------------------------
                                                                                                1995             1994
- ------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                     $   343,706       $  326,768
Interest-bearing bank balances                                                                      --           135,298
Federal funds sold and securities
   purchased under agreements to resell                                                         441,015          224,109
Trading account securities                                                                        3,381            4,531
Securities available for sale                                                                 1,199,391            8,631
Investment securities
   (fair value: 1995 - $141,649; 1994 - $1,332,142)                                             139,033        1,330,171
Loans                                                                                         3,591,852        2,877,746
   Less: Unearned income                                                                        (12,550)         (18,348)
         Allowance for possible loan losses                                                     (58,719)         (55,873)
- ------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                                  3,520,583        2,803,525
Bank premises and equipment                                                                     144,340          131,621
Other assets                                                                                    234,750          166,243
- ------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                             $ 6,026,199       $5,130,897
========================================================================================================================

LIABILITIES
Deposits:
   Noninterest-bearing                                                                      $ 1,094,627       $  947,511
   Interest-bearing                                                                           3,686,032        3,091,039
- ------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                          4,780,659        4,038,550
Federal funds purchased, securities
   sold under agreements to repurchase
   and other short-term borrowings                                                              599,482          564,789
Other liabilities                                                                               107,005           84,009
- ------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                          5,487,146        4,687,348
- ------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Cumulative preferred stock, no par value,
   authorized: 10,000,000 shares of class A
   voting; and 10,000,000 shares of class B
   non-voting; issued and outstanding: none                                                          --               --
Common stock, no par value, authorized
   50,000,000 shares; issued and outstanding:
   1995 - 19,379,643 shares; 1994 - 17,648,052 shares                                            21,257           19,361
Surplus                                                                                         171,073          154,726
Retained earnings                                                                               327,633          269,508
Unrealized gain on securities available for sale,
   net of deferred income taxes                                                                  19,090            1,973
Treasury stock - 70,000 shares                                                                      --            (2,019)
- ------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                                   539,053          443,549
- ------------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                               $ 6,026,199       $5,130,897
========================================================================================================================






See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                             Deposit Guaranty Corp.

(In Thousands Except Share Data)                                                       Year Ended December 31,
- ------------------------------------------------------------------------------------------------------------------------
                                                                                  1995           1994            1993
- ------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                                    $   287,742     $   204,434    $   180,246
Interest on investment securities:
   Taxable                                                                         87,896          41,511         25,116
   Exempt from Federal income tax                                                   8,180           8,317          9,062
Interest on securities available for sale:
   Taxable                                                                         10,095          36,353         74,167
   Exempt from Federal income tax                                                     967             104            211
Interest on trading account securities                                                354             258            217
Interest on Federal funds sold and securities
   purchased under agreements to resell                                             6,317          11,111          8,576
Interest on bank balances                                                           1,153           5,184          1,732
- ------------------------------------------------------------------------------------------------------------------------
   Total interest income                                                          402,704         307,272        299,327
- ------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits                                                              143,640         109,316        110,195
Interest on Federal funds purchased, securities
   sold under agreements to repurchase and other
   short-term borrowings                                                           29,792          16,565         14,492
- ------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                         173,432         125,881        124,687
- ------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                               229,272         181,391        174,640
Provision for possible loan losses                                                  2,160         ( 4,750)       (16,000)
- ------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                                                           227,112         186,141        190,640
- ------------------------------------------------------------------------------------------------------------------------

OTHER OPERATING INCOME
Service charges on deposit accounts                                                32,084          27,572         25,611
Fees for trust services                                                            14,793          14,111         12,902
Gains (losses) on securities available for sale                                       919          13,621           (102)
Other service charges, commissions and fees                                        39,250          32,701         32,986
Other income                                                                        4,943           5,494          3,384
- ------------------------------------------------------------------------------------------------------------------------
   Total other operating income                                                    91,989          93,499         74,781
- ------------------------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSE
Salaries and employee benefits                                                    111,556          98,366         92,785
Net occupancy expense                                                              13,838          12,269         11,587
Equipment expense                                                                  16,196          13,419         12,676
Service fees                                                                       12,735          11,217         10,817
Communication                                                                       9,100           7,736          7,332
FDIC assessment                                                                     4,906           8,776          8,667
Advertising and public relations                                                    8,668           7,985          9,097
Other expense                                                                      34,453          20,279         18,606
- ------------------------------------------------------------------------------------------------------------------------
   Total other operating expense                                                  211,452         180,047        171,567
- ------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                        107,649          99,593         93,854
Income tax expense                                                                 35,029          32,463         27,302
- ------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $    72,620     $    67,130    $    66,552
========================================================================================================================
Net income per share                                                          $      3.78     $      3.80    $      3.77
Weighted average shares outstanding                                            19,215,581      17,668,062     17,649,852

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             Deposit Guaranty Corp.

                                                                                                Unrealized
                                                                                                  Gain on
                                                                                                Securities
                                                     Common                      Retained        Available      Treasury
(In Thousands Except Share Data)                     Stock         Surplus       Earnings        For Sale        Stock
- ------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                          $ 19,312      $ 154,041        $ 170,971     $     --       $    --

Net income for 1993                                       --             --           66,552           --            --
Cash dividends declared ($.93 per share)                  --             --          (16,417)          --            --
Issuance of 65,146 shares of common stock
   under executive stock option plan                      71            943               --           --            --
Tax benefit from exercise of stock options                --            415               --           --            --
- ------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                            19,383        155,399          221,106           --            --

Net income for 1994                                       --             --           67,130           --            --
Cash dividends declared ($1.06 per share)                 --             --          (18,728)          --            --
Purchase and retirement of 38,000 shares
   of common stock                                       (42)        (1,055)              --           --            --
Purchase of 70,000 shares of common stock
   by subsidiary                                          --             --               --           --        (2,019)
Issuance of 18,200 shares of common stock
   under executive stock option plan                      20            262               --           --            --
Tax benefit from exercise of stock options                --            120               --           --            --
Cumulative effect of a change in accounting
   principle, net of deferred income taxes
   of $18,807                                             --             --               --       31,583            --
Net change in unrealized gain on securities
   available for sale, net of deferred income
   taxes of $17,628                                       --             --               --      (29,610)           --
- ------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                            19,361        154,726          269,508        1,973        (2,019)

Net income for 1995                                       --             --           72,620           --            --
Cash dividends declared ($1.21 per share)                 --             --          (23,075)          --            --
Issuance of 3,057,291 shares of common stock
   in acquisitions                                     3,348         64,094            8,580           --            --
Purchase of 1,322,900 shares and retirement
   of 1,392,900 shares of common stock                (1,526)       (49,253)              --           --         2,019
Issuance of 67,200 shares of common stock
   under executive stock option plan                      74          1,027               --           --            --
Tax benefit from exercise of stock options                --            479               --           --            --
Net change in unrealized gain on securities
   available for sale, net of deferred income
   taxes of $10,447                                       --             --               --       17,117           --
- ------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                          $ 21,257      $ 171,073        $ 327,633     $ 19,090       $   --
========================================================================================================================









See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Deposit Guaranty Corp.

(In Thousands )                                                                                     Year Ended December 31,
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                               1995          1994           1993
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $  72,620    $    67,130    $    66,552
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible loan losses                                                           2,160         (4,750)       (16,000)
   Provision for possible losses on other real estate                                             154          1,078         (1,941)
   Provision for depreciation and amortization                                                 25,998         18,405         19,352
   Provision for deferred income taxes                                                         (3,259)           898          3,847
   Accretion of discount on investment securities, net                                        (23,339)       (13,390)        (1,278)
   Amortization (accretion) of premium (discount) on securities available for sale, net          (666)        (3,776)         1,440
   Deferred loan fees and costs                                                                (2,716)        (3,238)        (2,943)
   Decrease in other liabilities                                                               (3,306)        (7,152)          (224)
   (Increase) decrease in other assets                                                        (11,940)        25,252         (8,478)
   Net cash received from (paid for) loans held for resale                                    (49,934)        26,652        (42,196)
   (Gains) losses on securities available for sale                                                919        (13,621)           102
   Other, net                                                                                  (4,621)        (6,625)         1,391
- -----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                                 2,070         86,863         19,624
- -----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing bank balances                                     135,298        (65,298)       115,096
Proceeds from sales of securities available for sale                                          421,692      1,656,020        454,696
Proceeds from maturities and principal repayments of investment securities                    816,065        277,324        231,452
Proceeds from maturities and principal repayments of securities available for sale            174,371        724,466        319,016
Purchases of investment securities                                                           (643,049)    (1,130,578)       (21,279)
Purchases of securities available for sale                                                   (492,674)    (1,063,787)    (1,108,470)
Net (increase) decrease in Federal funds sold and securities
   purchased under agreements to resell                                                      (209,410)       (15,454)       236,370
Net increase in loans                                                                        (348,698)      (369,938)      (108,466)
Proceeds from sales of other real estate                                                        3,578          8,952         11,648
Purchases of bank premises and equipment                                                      (18,551)       (17,337)       (21,331)
Proceeds from sales of bank premises and equipment                                                586          2,758             36
Payment for purchase of common stock of
   acquired companies and other acquisition costs                                             (19,739)       (50,465)            --
Cash and due from banks of acquired companies                                                  26,646         14,073             --
- -----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by investing activities                                       (153,885)       (29,264)       108,768
- -----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                           238,759        (48,713)       (80,718)
Net increase (decrease) in Federal funds purchased, securities sold under agreements to repurchase, and other short-term
   borrowings                                                                                  31,963         45,023        (70,916)
Repayment of line of credit to fund loans held for resale                                     (32,955)            --             --
Proceeds from the exercise of common stock options                                              1,101            282          1,014
Purchases of common stock                                                                     (48,760)        (3,116)            --
Cash dividends paid                                                                           (21,355)       (18,201)       (15,783)
- -----------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                        168,753        (24,725)      (166,403)
- -----------------------------------------------------------------------------------------------------------------------------------
      INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                           16,938         32,874        (38,011)
      CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                            326,768        293,894        331,905
- -----------------------------------------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS AT END OF YEAR                                                $ 343,706    $   326,768    $   293,894
===================================================================================================================================

INCOME TAXES:

   The Company made income tax payments of $35.5 million, $28.6 million and $23.6 million during the years ended December 31, 1995, 1994 and 1993, respectively.

INTEREST:

   The Company paid $168.7 million, $126.2 million and $127.6 million in interest on deposits and other borrowings during the years ended December 31, 1995, 1994 and 1993, respectively.


See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             Deposit Guaranty Corp.

NOTE 1 - BUSINESS, BASIS OF FINANCIAL STATEMENT PRESENTATION, ACCOUNTING POLICIES AND RECENT PRONOUNCEMENTS

BUSINESS

   The Company and its subsidiaries are engaged only in the general banking business and activities closely related to banking and provide these services primarily to customers in Mississippi, Louisiana, and Arkansas through its banking subsidiaries. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

ACCOUNTING POLICIES

CONSOLIDATION

   The consolidated financial statements of the Company include Deposit
Guaranty National Bank (DGNB), a 98%-owned subsidiary, Deposit Guaranty Arkansas Corporation, G&W Life Insurance Co., and Commercial National Corporation (CNC), wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

   The Company considers only cash and amounts due from banks to be cash equivalents.

TRADING ACCOUNT SECURITIES

   Trading account securities are reported at fair value. Realized and unrealized gains or losses on trading account securities are reflected in other operating income.

SECURITIES AVAILABLE FOR SALE

   Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, securities available for sale prior to maturity are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related deferred income taxes. In prior years, available for sale securities were stated at the lower of amortized cost or fair value. The effect of this change at January 1, 1994 was to increase stockholders' equity by $31.6 million net of deferred income taxes. Premiums are amortized and discounts are accreted using the interest method. The amortization of premiums and discounts on mortgage-backed securities is periodically adjusted to reflect the actual prepayment experience of the underlying mortgage loans. Gains or losses on the sale of these securities, computed based on the carrying value of the specific securities sold, are classified as gains (losses) on securities available for sale in other operating income.

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

   RISK MANAGEMENT INSTRUMENTS: As part of its asset/liability management activities, the Company may enter into interest rate futures, forwards, swaps and option contracts. These derivative financial instruments are categorized as risk management instruments and are carried at fair value unless the instrument qualifies for hedge accounting treatment. Fair value adjustments on risk management instruments carried at fair value are reflected in other operating income. Gains and losses realized on futures and forward contracts qualifying as hedges are deferred and amortized over the terms of the related assets or liabilities and are included as adjustments to interest income or interest expense. Settlements on interest rate swaps and option contracts are recognized over the lives of the agreements as adjustments to interest income or interest expense.

   Interest rate contracts used in connection with the securities portfolio that is designated as available for sale are carried at fair value with gains and losses, net of applicable deferred income taxes, reported in a separate component of stockholders' equity, consistent with the reporting of unrealized gains and losses on such securities.

INTEREST AND FEES ON LOANS

   Interest on loans is recognized based on the interest method. The recognition of interest is suspended on commercial loans when principal or interest is past due ninety days or more and collateral is inadequate to cover principal and interest or when, in the opinion of management, full collection is unlikely. Interest on such loans is subsequently recognized only in the period in which payments are received, and in certain situations, such payments are applied to reduce principal when loans are unsecured or collateral values are deficient.
A nonaccrual loan is returned to accrual status provided all principal and interest amounts are reasonably assured of repayment within a reasonable period and the borrower has demonstrated sustained payment performance. Nonrefundable loan fees and direct loan origination costs are deferred and amortized over the life of the loan as an adjustment of the yield. Commitment fees are deferred and recognized as other operating income over the commitment period.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

   The allowance for possible loan losses is maintained at a level considered adequate to provide for reasonably foreseeable potential losses on loans. The allowance is based on management's evaluation of the loan portfolio considering economic conditions, volume and composition of the loan portfolio, past experience and other relevant factors.

   Effective January 1, 1995, the Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires a creditor to measure impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The difference between the impaired loan's carrying value and fair value is recognized as a valuation adjustment. The Company also adopted the provisions of SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" on January 1, 1995. SFAS No. 118 amends SFAS No. 114 by allowing creditors to use existing methods for recognizing interest income on impaired loans and by requiring additional disclosures. These statements did not have a material impact on the consolidated financial statements.

OTHER REAL ESTATE OWNED

   Other real estate owned includes assets that have been acquired in satisfaction of debt. Other real estate owned is reported in other assets and is recorded at the lower of cost or estimated fair value less estimated costs to sell. Any valuation adjustments required prior to foreclosure are charged to the allowance for possible loan losses. Subsequent to acquisition, losses on the periodic revaluation of the property are charged to current period earnings as other operating expense. Costs of operating and maintaining the properties, net of related income and gains (losses) on their disposition, are charged to other operating expense as incurred.

   Expenditures to complete or improve properties are capitalized if the expenditures are expected to be recovered upon the ultimate sale of the property.

BANK PREMISES AND EQUIPMENT

   Bank premises and equipment are stated at cost. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets. Any gain or loss resulting from disposition is included in other operating income. Expenditures for maintenance and repairs are charged to other operating income and renewals and betterments are capitalized.

INTANGIBLE ASSETS

   Goodwill, representing the excess of the cost of acquisitions over the fair value of the net assets acquired, is amortized using the straight-line method over periods not exceeding 15 years. Core deposit intangibles represent the net present value of the future economic benefits related to the use of deposits purchased and are amortized on a straight-line basis generally over 10 years.

   The Company reviews its intangible assets for possible impairment when there is a significant event that may detrimentally impact the underlying basis of the asset.

   Purchased mortgage servicing rights represent the cost of the right to receive future servicing income. Purchased mortgage servicing rights are amortized using an accelerated method over the estimated lives of the related mortgage loans in proportion to the recognition of estimated net servicing income. At least annually, the Company evaluates the carrying value of its acquired servicing rights and excess servicing fees by analyzing the discounted cash flows of such assets under current market conditions.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

   The Company accounts for postretirement and postemployment health care and life insurance benefits using the full accrual method which recognizes the cost of providing the benefits over the active service period of the employee.

   Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers Accounting for Postemployment Benefits." SFAS No. 112, established standards for accounting and reporting the cost of benefits provided by an employer to its former or inactive employees after employment but before retirement. SFAS No. 112 requires an employer to recognize an obligation for such benefits if certain conditions are met. This Statement did not have a material impact on the consolidated financial statements.

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

   The Company adopted SFAS No. 109, "Accounting for Income Taxes," as of January 1, 1993. The cumulative effect of this change in accounting for income taxes was a benefit of $657 thousand and an increase in net income per share of $.04 and was recorded in the 1993 tax expense.

NET INCOME PER SHARE

   Net income per share is based on the weighted average number of shares outstanding during each year.

RECLASSIFICATIONS

   Certain prior period amounts have been reclassified to conform with the 1995 presentation.

RECENT PRONOUNCEMENTS

   In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use is based on the fair value of the asset. This statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

   SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The adoption of this statement will not have a material impact on the consolidated financial statements.

   In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65." SFAS No. 122 provides guidance for recognition of mortgage servicing rights as an asset when a mortgage loan is sold or securitized and servicing rights retained. This statement also requires that impairment of mortgage servicing rights be measured as the difference between the carrying amount of the servicing rights and their current fair values. SFAS No. 122 is to be applied prospectively in fiscal years beginning after December 15, 1995. The adoption of this statement on January 1, 1996, is expected to increase 1996 net income by approximately $3 to $4 million.

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement provides accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which the Company acquires goods and services from nonemployees in exchange for the Company's equity instruments. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all employee stock compensation plans.

   Entities electing to remain with the accounting treatment outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees" are required to make pro forma disclosures of net income and net income per share, as if the fair value based method had been adopted. The accounting and disclosure requirements of this Statement are effective for transactions entered into in fiscal years beginning after December 15, 1995. The adoption of this statement will not have a material impact on the consolidated financial statements because the Company expects to follow the accounting treatment outlined in APB Opinion No. 25 in preparing its consolidated financial statements.

NOTE 2 - CASH AND DUE FROM BANKS

   The Company is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. The average amount of those reserves for the year ended December 31, 1995, was approximately $54 million.

NOTE 3 - ACQUISITIONS

   On May 18, 1994, the Company acquired the outstanding common stock of First Columbus Financial Corporation, a $209 million asset bank holding company, for $50 million cash. The transaction was accounted for as a purchase. The results of operations of this acquired company, which are not material, are included in the 1994 financial statements from the date of acquisition.

   On December 31, 1994, the Company exchanged 680 thousand shares of common stock for all of the outstanding common shares of LBO BanCorp, Inc., a $96 million asset bank holding company, in a purchase business combination. The acquisition, which was not material, was reflected in the financial statements beginning January 1, 1995.

   On March 10, 1995, the Company purchased the Coahoma County, Mississippi, operations of a local Mississippi bank. This acquisition added assets of approximately $82 million.

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

   On August 8, 1995, the Company purchased First Mortgage Corp. located in Omaha, Nebraska for $15.8 million in a purchase business combination. At the acquisition date, First Mortgage Corp. had a $1.1 billion mortgage servicing portfolio and six production offices in Nebraska and Oklahoma. The results of operations of this acquired company, which are not material, are included in the financial statements from the date of acquisition.

   On August 31, 1995, the Company purchased First Merchants Financial Corporation, a bank holding company with approximately $280 million in total assets in a purchase business combination. Under the agreement, 994 thousand shares of the Company's common stock and $3.7 million in cash were exchanged for all of the issued and outstanding shares of First Merchants Financial Corporation. The results of operations of this acquired company, which are not material, are included in the financial statements from the date of acquisition.

   On February 6, 1996, the Company entered into a definitive agreement to acquire Bank of Gonzales Holding Company, a bank holding company located in Gonzales, Louisiana, with approximately $124 million in total assets. Under the terms of the agreement, 634 thousand shares of the Company's common stock will be exchanged for all of the issued and outstanding shares of Bank of Gonzales Holding Company. The transaction, which will be accounted for as a purchase business combination, is subject to the approval of the stockholders of Bank of Gonzales Holding Company and regulatory authorities and is expected to be consummated during the second quarter of 1996.

   The following table reflects cash paid, shares of common stock exchanged, assets acquired and liabilities assumed (in thousands):

                                                               First Merchants
                               LBO                First           Financial
1995                         Bancorp, Inc.    Mortgage Corp.     Corporation
- ------------------------------------------------------------------------------
Fair value of assets
   acquired                     $109,336          $59,388          $300,863
Fair value of common
   stock exchanged
   and/or cash paid
   for common stock
   and other
   acquisitions costs             19,736           16,225            38,301
- ------------------------------------------------------------------------------
Liabilities assumed             $ 89,600          $43,163          $262,562
==============================================================================
Shares of common
   stock exchanged                   680               --               994
==============================================================================


                                              First Columbus
                                                 Financial
1994                                            Corporation
- ------------------------------------------------------------
Fair value of assets acquired                     $230,775
Cash paid for the common stock and
   other acquisition costs                          50,465
- ------------------------------------------------------------
Liabilities assumed                               $180,310
============================================================

NOTE 4 - SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES

   On November 27, 1995, the Company transferred investment securities with a carrying value of $1.1 billion and a fair value of $1.2 billion to securities available for sale, as provided for under the FASB's Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

   During 1994, the Company transferred securities available for sale with a carrying value of $139.5 million to investment securities. These securities had an unrealized holding gain of $2.7 million, net of deferred income taxes, reported as a separate component of shareholders' equity.

   The amortized cost and estimated fair value of securities available for sale and investment securities follow (in thousands):

                                          December 31,
- ---------------------------------------------------------------------------
SECURITIES                              GROSS         GROSS       ESTIMATED
AVAILABLE                AMORTIZED    UNREALIZED    UNREALIZED      FAIR
FOR SALE                   COST         GAINS         LOSSES       VALUE
- ---------------------------------------------------------------------------
1995
U.S. Treasury
  and other U.S.
  Government
  agencies              $  849,984     $ 19,117     $   (475)    $  868,626
Obligations of
  states and
  political sub-
  divisions                136,297        8,304         (114)       144,487
Mortgage-backed
  securities               180,848        3,209         (280)       183,777
Other securities             2,477           27           (3)         2,501
- ---------------------------------------------------------------------------
                        $1,169,606     $ 30,657     $   (872)    $1,199,391
===========================================================================

1994
Obligations of
  states and
  political sub-
  divisions             $    1,888     $     22     $    (38)    $    1,872
Mortgage-backed
  securities                 7,077           --         (318)         6,759
- ---------------------------------------------------------------------------
                        $    8,965     $     22     $   (356)    $    8,631
===========================================================================


                                          December 31,
- ---------------------------------------------------------------------------
                                         GROSS         GROSS       ESTIMATED
INVESTMENT                AMORTIZED    UNREALIZED    UNREALIZED      FAIR
SECURITIES                  COST         GAINS         LOSSES       VALUE
- ---------------------------------------------------------------------------
1995
U.S. Treasury
  and other U.S.
  Government
  agencies              $    9,369     $      9     $     --     $    9,378
Mortgage-backed
  securities                80,481        2,898         (829)        82,550
Other securities            49,183          549          (11)        49,721
- ---------------------------------------------------------------------------
                        $  139,033     $  3,456     $   (840)    $  141,649
===========================================================================

1994
U.S. Treasury
  and other U.S.
  Government
  agencies              $  933,828     $  2,424     $(10,575)    $  925,677
Obligations of
  states and
  political sub-
  divisions                104,890        7,040          (50)       111,880
Mortgage-backed
  securities               252,869        6,573       (3,314)       256,128
Other securities            38,584          115         (242)        38,457
- ---------------------------------------------------------------------------
                        $1,330,171     $ 16,152     $(14,181)    $1,332,142
===========================================================================

   The amortized cost and estimated fair value of securities available for sale and investment securities at December 31, 1995, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      December 31, 1995
- -----------------------------------------------------------
                                                  ESTIMATED
SECURITIES AVAILABLE              AMORTIZED          FAIR
FOR SALE                             COST           VALUE
- -----------------------------------------------------------
Due in one year or less           $  282,694     $  286,833
Due after one year through
   five years                        469,559        484,763
Due after five years through
   ten years                         165,154        167,808
Due after ten years                   71,351         76,210
- -----------------------------------------------------------
                                     988,758      1,015,614
Mortgage-backed securities           180,848        183,777
- -----------------------------------------------------------
                                  $1,169,606     $1,199,391
===========================================================

INVESTMENT SECURITIES
Due in one year or less           $   14,649     $   14,728
Due after one year through
   five years                         23,870         24,034
Due after five years through
   ten years                           7,266          7,413
Due after ten years                   12,767         12,924
- -----------------------------------------------------------
                                      58,552         59,099
Mortgage-backed securities            80,481         82,550
- -----------------------------------------------------------
                                  $  139,033     $  141,649
===========================================================

   Gross gains of $1.2 million and $30.8 million and gross losses of $338 thousand and $17.2 million were realized on sales of securities available for sale in 1995 and 1994, respectively. Included in gross gains for 1995 was $829 thousand related to premiums received for exercised written option contracts on securities available for sale. Included in gross gains and gross losses for 1994 was $10.5 million and $6.2 million, respectively, related to the termination of interest rate swap agreements and sales of securities associated with such agreements. Gross gains of $1.1 million and gross losses of $1.2 million were realized on sales of securities available for sale in 1993.

   Securities available for sale and investment securities with a carrying amount of $772.2 million (fair value $793.1 million) at December 31, 1995, and $736.4 million (fair value $737.8 million) at December 31, 1994, were pledged to secure public and trust deposits, for repurchase agreements, and for other purposes.

NOTE 5 - LOANS

   The Company makes commercial, financial, agribusiness, real estate and consumer loans to customers. Although the Company has a diversified loan portfolio, a substantial portion of its loan portfolio is concentrated in the states of Mississippi, Louisiana and Arkansas. Loans held for sale at December 31, 1995 and 1994 were $237.1 million and $155.4 million, respectively. The Company services mortgage loans, and at December 31, 1995, 1994 and 1993, the loan servicing portfolio approximated $3.5 billion, $2.0 billion and $1.7 billion, respectively. The composition of the loan portfolio follows (in thousands):

                                        December 31,
- -----------------------------------------------------------
                                     1995           1994
- -----------------------------------------------------------
Commercial, financial
   and agricultural               $1,010,174     $  927,551
Real estate - construction           122,765         92,411
Real estate - mortgage             1,615,166      1,152,068
Consumer                             843,747        705,716
- -----------------------------------------------------------
Total loans                       $3,591,852     $2,877,746
===========================================================

   In the ordinary course of business, the Company makes loans to its directors and principal officers of its subsidiaries, as well as other related parties. In the opinion of management, such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. A summary of changes in such loans during 1995 follows (in thousands):

Balance at January 1                              $  54,947
Additions                                           223,920
Reductions (including participations sold)         (206,150)
- -----------------------------------------------------------
Balance at December 31                            $  72,717
===========================================================


   Transactions in the allowance for possible loan losses follow (in thousands):

                                   1995       1994       1993
- ---------------------------------------------------------------
Balance at January 1             $ 55,873   $ 62,032    $74,856
Additions due to acquisitions       4,652      1,224         --
Recoveries on loans
      previously charged-off        8,358     12,275     13,318
Loans charged-off                 (12,324)   (14,908)   (10,142)
- ---------------------------------------------------------------
Net (charge-offs) recoveries       (3,966)    (2,633)     3,176
Provision for possible losses       2,160     (4,750)   (16,000)
- ---------------------------------------------------------------
Balance at December 31           $ 58,719   $ 55,873   $ 62,032
===============================================================

   The Company's total recorded investment in impaired loans as of December 31, 1995 was $18.7 million of which $5.3 million has a related allowance of $2.4 million for estimated credit losses determined in accordance with the provisions of SFAS No. 114. The remaining $13.4 million of the impaired loans do not require an allowance under the provisions of SFAS No. 114 since the estimated future cash flows or the collateral value was considered sufficient to cover any future deficiencies in loan payments. However, a general allowance for possible loan losses is available to absorb losses on these loans. The average recorded investment in impaired loans for the year was $22.2 million.

All of the impaired loans are on nonaccrual status and are subject to the nonaccrual method for interest income recognition. There was no interest income recognized in 1995 on loans identified as impaired.

   Loans on a nonaccrual status amounted to approximately $22.5 million at December 31, 1995, and $25.5 million at December 31, 1994. The effect on net income of nonaccrual loans was not material in 1995, 1994 or 1993. Restructured loans were not significant in 1995, 1994, or 1993.

   Other real estate owned amounted to approximately $6.5 million at December 31, 1995 and $6.7 million at December 31, 1994. Transactions in the allowance for possible losses on other real estate follow (in thousands):

                                   1995       1994       1993
- --------------------------------------------------------------
Balance at January 1              $2,024     $1,205    $ 3,833
Provision charged to expense         154      1,078     (1,941)
Losses charged to the allowance     (448)      (259)      (687)
- --------------------------------------------------------------
Balance at December 31            $1,730     $2,024    $ 1,205
==============================================================

NOTE 6 - BANK PREMISES AND EQUIPMENT

   A summary of bank premises and equipment follows (in thousands):

                                          December 31,
- -----------------------------------------------------------
                                       1995          1994
- -----------------------------------------------------------
Land                                 $  24,885    $  21,156
Buildings and leasehold
   improvements                        164,383      146,567
Furniture and equipment                109,905       94,790
- -----------------------------------------------------------
                                       299,173      262,513

Less: Accumulated depreciation
   and amortization                   (154,833)    (130,892)
- -----------------------------------------------------------
Bank premises and equipment, net     $ 144,340    $ 131,621
===========================================================

NOTE 7 - LINE OF CREDIT

   Included in other short-term borrowings at December 31, 1995 is $27.6 million outstanding under a $35 million line of credit from a commercial bank. The line of credit, which is for the purpose of financing acquisitions and stock repurchases, bears interest at an adjustable rate based on the London Inter-bank Offering Rate and expires in May 1996. There is no commitment fee or compensating balance arrangement relating to this line of credit.

NOTE 8 - LEASES

   Operating leases (primarily for branch bank space) expire at various dates. Most of these leases may be renewed beyond their present expiration dates. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1995, follow (in thousands):

1996                                                 $1,666
1997                                                  1,217
1998                                                    926
1999                                                    619
2000                                                    297
Thereafter                                            2,154
- -----------------------------------------------------------
Total minimum lease payments                         $6,879
===========================================================

   At December 31, 1995, the Company leases office space to others with expirations at various dates through 2004. These leases have an average term of approximately three years and require total minimum rentals of approximately $20.3 million. Most of these subleases may be renewed beyond their present expiration dates.

   Rental expense of $5.8 million in 1995, $4.5 million in 1994, and $4.2 million in 1993 included amounts for short-term cancelable leases and minimum rentals under operating leases.

NOTE 9 - INCOME TAXES

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

   Total income tax expense was allocated as follows:

                                         1995      1994       1993
- --------------------------------------------------------------------
Income before income taxes             $ 35,029   $32,463   $ 27,302
Other noncurrent intangible  assets,
   for recognition of acquired
   tax benefits that previously
   were included in the valuation
      allowance                          (2,949)     (550)      (550)
Other noncurrent intangible assets,
   for recognition of acquired
   tax benefits relating to a
   prior purchase business
   combination                             (181)       --         --
Stockholders' equity, for
   compensation expense for
   tax purposes in excess of
   amount recognized for
   financial reporting
   purposes                                (479)     (120)      (415)
Stockholders' equity, for
   unrealized gains on securities
   available for sale for financial
   reporting purposes, including
   impact of adopting
   SFAS No. 115                          10,447     1,179         --
- --------------------------------------------------------------------
                                       $ 41,867   $32,972   $ 26,337
====================================================================

   The current and deferred components of income tax expense follow (in thousands):

                                 1995      1994       1993
- ------------------------------------------------------------
Current
   Federal                     $ 36,020   $29,368   $ 21,913
   State                          2,268     2,197      1,542
Deferred
   Federal                       (2,673)    1,079      6,668
   State                           (586)     (181)    (2,821)
- ------------------------------------------------------------
                               $ 35,029   $32,463   $ 27,302
============================================================

   The differences between the income tax expense shown on the consolidated statements of earnings and the amounts computed by applying the Federal income tax rate of 35% to income before income taxes follow (in thousands):

                                 1995      1994       1993
- ------------------------------------------------------------
Amount computed at
   statutory tax rates         $ 37,677   $34,858   $ 32,849
Increases (decreases):
   Cash surrender value
      of life insurance          (1,834)   (1,061)    (1,057)
   Tax exempt interest
      income                     (3,951)   (4,001)    (4,106)
   Amortization of
      intangible assets             926       283         75
   State income taxes, net        1,093     1,311        721
   Cumulative effect of
      change in accounting
      for income taxes              --        --        (657)
   Adjustment to deferred
      tax assets and liabilities
      for enacted change in
      tax rates                     --        --      (1,049)
   Increase in beginning-of-
      year balance of the
      valuation allowance
      for impact of enacted
      change in tax rates           --        --         117
   Other, net                     1,118     1,073        409
- ------------------------------------------------------------
                               $ 35,029   $32,463   $ 27,302
============================================================



   The significant components of deferred income taxes follow (in thousands):

                                    1995       1994      1993
- ---------------------------------------------------------------
Deferred taxes
   (exclusive of the effects
   of other components
   listed below)                   $(3,259)     $898    $ 5,436
Adjustment to deferred
   tax assets and liabilities
   for enacted change in
   tax  rates                          --        --      (1,049)
Increase in beginning-of-year
   balance of valuation
   allowance for impact of
   enacted change in tax rates         --         --        117
Cumulative effect of change
   in  accounting for
   income taxes                        --         --       (657)
- ---------------------------------------------------------------
                                   $(3,259)     $898    $ 3,847
===============================================================

   The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset follows (in thousands):

                                             December 31,
- ------------------------------------------------------------
                                           1995       1994
- ------------------------------------------------------------
DEFERRED TAX ASSETS
Allowance for possible loan losses        $22,289   $ 22,288
Other real estate owned                       986      1,209
Deferred compensation                       9,377      9,090
Purchased mortgage servicing rights            --      3,270
Net operating loss carryforwards               --        567
Investment tax credit carryforwards         2,965      2,965
Other                                       7,286      5,288
- ------------------------------------------------------------
   Total gross deferred tax asset          42,903     44,677
   Less valuation allowance                   --      (2,965)
- ------------------------------------------------------------
   Net deferred tax asset                  42,903     41,712
- ------------------------------------------------------------

DEFERRED TAX LIABILITIES
Bank premises and equipment                 4,076      3,705
Pension plan                                4,777      4,656
Leveraged leases                              665      1,300
Core deposit intangibles                    8,090      5,444
Purchased mortgage servicing rights         3,659         --
Unrealized gain on securities available
   for sale                                11,626      1,179
State income taxes                            366        814
Other                                       1,550      2,935
- ------------------------------------------------------------
   Total gross deferred tax liability      34,809     20,033
- ------------------------------------------------------------
   Net deferred tax asset                 $ 8,094   $ 21,679
============================================================

   There was no valuation allowance for the gross deferred tax asset as of December 31, 1995. The valuation allowance as of December 31, 1994 and 1993 was $3 million and $3.5 million, respectively. The net change in the total valuation allowance for the year ended December 31, 1995 was a decrease of $2.96 million. This decrease is due to management's belief that it is now more likely than not that CNC will be able to utilize the entire portion of the investment tax credit carryforwards. The net change in the total valuation allowance for the year ended December 31, 1994 was a decrease of $567 thousand. This decrease is due to the utilization of net operating loss carryforwards. The net change in the total valuation allowance for the year ended December 31, 1993 was a decrease of $450 thousand. Of this amount, a decrease of $567 thousand is due to the utilization of net operating loss carryforwards and an increase of $117 thousand is due to the impact of an enacted change in tax rates.

   At December 31, 1995, the Company has investment tax credit carryforwards for federal income tax purposes of $2.9 million which are available to reduce CNC's future federal income taxes, if any, through 2001.

   The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and anticipated future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

   Total income taxes resulting from securities transactions included a provision of $322 thousand and $4.8 million in 1995 and 1994 and a benefit of $36 thousand in 1993.

NOTE 10 - EMPLOYEE BENEFIT PLANS

   The Company has the following employee benefit plans:

- -- Defined benefit pension plan based upon age, length of employment and hours of service covering substantially all employees;

- --  Retirement savings plan covering substantially all employees;

- -- Deferred compensation plan covering certain key executives, directors, and advisory directors;

- --  Stock plan covering certain key executives; and

- -- Employee stock purchase plan available to all full-time employees who have attained legal majority and have two years of continuous service.

   Employee benefit expense (income) related to these plans follows (in thousands):

                                 1995       1994      1993
- -----------------------------------------------------------
Pension plan                    $   (17)   $( 750)  $(2,001)
Retirement savings plan           2,693     2,395     2,233
Deferred compensation plan        3,253     2,848     4,662
Other plans                         393       595       265
- -----------------------------------------------------------
                                $ 6,322    $5,088   $ 5,159
===========================================================

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

   The following table sets forth the plan's funded status and amount recognized in the Company's consolidated statements of condition (in thousands):

                                                       December 31,
- ------------------------------------------------------------------------
                                                      1995       1994
- ------------------------------------------------------------------------
Actuarial present value of benefit obligations:
      Accumulated benefit
         obligation, including
         vested benefits of $81,443
         in 1995 and $68,979 in 1994                 $ 83,051    $70,287
========================================================================

      Projected benefit obligation
         for service rendered to date                $ 95,705    $80,303
Plan assets at fair value, primarily
   corporate securities                               121,537     97,300
- ------------------------------------------------------------------------

Plan assets in excess of projected
   benefit obligation                                  25,832     16,997
Unrecognized net gain from
   past experience different
   from that assumed                                  (10,452)    (1,130)
Prior service cost not yet
   recognized in net
   periodic pension cost                                   28         31
Unrecognized net asset, net of
   amortization over a fifteen-
   year period                                         (2,740)    (3,288)
- ------------------------------------------------------------------------
Prepaid pension cost                                 $ 12,668    $12,610
========================================================================

   Net pension cost (benefit) included the following components (in thousands):

                                  1995        1994        1993
- ---------------------------------------------------------------
Service cost - benefits
   earned during the
   year                         $ 2,781     $ 2,791     $ 2,221
Interest cost on projected
   benefit obligation             6,318       5,841       5,560
Actual return on plan assets     (8,571)     (8,878)     (8,566)
Net amortization and deferral      (545)       (504)     (1,216)
- ---------------------------------------------------------------
Net periodic pension benefit    $   (17)    $  (750)    $(2,001)
===============================================================

   The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.25% in 1995 and 8.0% in 1994. The rate of increase in future compensation was 5.0% in 1995 and 1994. The expected long-term rate of return on plan assets was 9.0% in 1995 and 1994.

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

   The following table summarizes the Company's option activity (in thousands):

                                      1995     1994    1993
- -----------------------------------------------------------
Options outstanding at
   beginning of year                    424     377     395
Options issued and assumed               90      65      70
Options exercised and expired           (71)    (18)    (88)
- -----------------------------------------------------------
Options outstanding at
   end of year                          443     424     377
===========================================================

   All options are nonqualified stock options. The exercise prices of the options are $35.50, $27.75, and $27.25 per share for options issued in 1995, 1994 and 1993, respectively. The weighted average exercise price of all options outstanding at December 31, 1995 is $23.53. As of January 1, 1995, Citizens National Bancshares, Inc. had 14 thousand outstanding options. As a result of the pooling transaction these options were assumed and were all either exercised or expired prior to the merger date. The exercise price of these options was $9.73.

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

   The following table sets forth the amount recognized in the Company's consolidated statements of condition (in thousands):

                                              December 31,
- ------------------------------------------------------------
                                             1995     1994
- ------------------------------------------------------------
Accumulated postretirement benefit
   obligation:
   Retired participants                     $1,117    $1,052
   Fully eligible active plan
      participants                             676       864
   Other active plan participants              270       203
- ------------------------------------------------------------
                                             2,063     2,119

Unrecognized net gain from
   past experience different from that
   assumed and from changes in
   actuarial assumptions                       215        49
- ------------------------------------------------------------
Accrued postretirement benefit cost         $2,278    $2,168
============================================================

   Net periodic postretirement benefit cost included the following components (in thousands):

                                       1995    1994    1993
- ------------------------------------------------------------
Service cost - benefits earned
   during the period                   $ 20    $ 22    $ 16
Interest costs on projected benefit
   obligation                           136     150     153
Net amortization and deferral           (29)     --      --
- ------------------------------------------------------------
Net periodic postretirement
   benefit cost                        $127    $172    $ 169
============================================================

   The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% in 1995 and 8.0% in 1994. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11.4% in 1995 and 12.2% in 1994, graded down to 10.6% in 1996 and graded down each year to an ultimate rate of 5% in 2008. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1995, would be increased by 1.4%. The effect of this change on the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1995 would be an increase of 1.1%.

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

The subsidiary banks have available for payment of dividends in 1996, without prior regulatory approval, $87.1 million plus their net profits for 1996.

   The banking subsidiaries of the Company are limited in the amount they may lend to the Company to 10% of the banks' capital stock and surplus. At December 31, 1995, the banks could lend the Company a maximum of approximately $29.3 million in aggregate. Such loans are required to be on a fully secured basis.

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

COMMITMENTS

   At December 31, 1995, the financial instruments whose contract amounts represent credit risk and those whose contract amounts exceed the amount of on-balance sheet credit risk are listed in the following table (in thousands):

                                                  Contract
                                                   Amount
- ------------------------------------------------------------
Financial instruments whose contract
   amounts represent credit risk:
      Commitments to extend credit               $1,144,852
      Standby letters of credit                      95,836
      Commercial letters of credit                    8,288
Financial instruments whose notional or
   contract amounts exceed the amount
   of credit risk:
      Securities lent                               149,807
      Commitments to purchase securities             19,940
      Commitments to sell securities                 19,435


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

DERIVATIVES

   The Company maintains an active trading account in Eurodollar futures and options in order to maintain a presence in those markets. Trading activities are confined to relatively small dollar limits on exchange-traded instruments. Trading activities are summarized for those categories of financial instruments in the following table (in thousands).

                                  December 31, 1995
- ------------------------------------------------------------
                              Contract or         1995 Net
                            Notional Amount    Gains/(Losses)
- ------------------------------------------------------------
Futures                        $300,000             $ 38
Options                              --              (66)

   Trading instruments are recorded at fair value, with realized and unrealized gains and losses recognized in other operating income. Exposure to market risk is managed in accordance with risk limits set by senior management. All positions are netted for risk-management purposes. Credit risk is minimized by using only exchange-traded futures and options, utilizing a position netting strategy, and requiring that all positions be fully collateralized.

Risk management derivative instruments are used to manage the Company's exposure to interest rate and market risk. The notional or contract amounts on these instruments normally exceed the amount of credit risk to the Company. The 1995 year-end positions of the Company in these instruments is summarized in the following table (in thousands):

                                               Contract or
                                             Notional Amount
- ------------------------------------------------------------
Interest rate swap agreements                  $ 153,910
Interest rate caps                               100,000
Interest rate floors                             115,000
Forward contracts                                144,246
Spot foreign exchange contracts                       20

   Interest rate swap agreements are entered into by the Company primarily to manage interest rate exposure. These are contractual agreements between counterparties to exchange interest streams based on notional principal amounts over a set period of time. Interest rate swap agreements normally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The notional or principal amount does not represent an amount at risk, but is used only as a basis for determining the actual cash flows related to the interest rate contracts. Market risk, due to potential fluctuations in interest rates, is inherent in swap agreements. As of December 31, 1995, Deposit Guaranty had no aggregate estimated cost of replacement (the cost of replacing an existing contract if the counterparty defaults) for the interest rate swap contracts. All interest rate swap counterparties are at least AA-rated by Standard and Poors or have collateral arrangements with the Company.

   Interest-rate caps with three-year maturities were purchased during 1994 in anticipation of further increases in interest rates, and were assigned to certificates of deposits with maturities of three months or less. The interest rate caps allow the Company to limit its exposure to unfavorable interest fluctuations over and above a "capped" rate. A premium is paid for this protection. The risk assumed by the Company is limited to the amount of the premium and not the notional amount of the interest rate cap. At December 31, 1995, the unamortized portion of the interest rate cap premium was $1.5 million.

   Interest-rate floors with five-year maturities were purchased during 1995 in anticipation of decreases in interest rates, and were assigned to commercial loans. The interest-rate floors allow the Company to limit its exposure to unfavorable interest fluctuations below a particular rate. A premium is paid for this protection. The risk assumed by the Company is limited to the amount of the premium and not the notional amount of the interest-rate floor. At December 31, 1995, the unamortized portion of the interest-rate floor premium was $1.3 million.

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

   The Company was a party to a small number of foreign exchange spot and forward transactions during 1995. These contracts generally involve the exchange of United States currency for a foreign currency. Spot foreign-exchange transactions normally settle within two business days, and forward transactions can settle up to a year in the future. At December 31, 1995, the Company had foreign exchange contracts outstanding totaling $20 thousand.

   Option contracts allow the holder of the option to purchase or sell a financial instrument from the seller or writer of the option at a specified price within a specified period of time. The Company has sold options on securities held in the available for sale securities portfolio during the year. The premium received on those options totaled $829 thousand. Options which have been sold do not expose the Company to credit risk. At December 31, the Company had no option contracts outstanding.

LITIGATION

   DGNB is a defendant in a case in which the plaintiffs are some of the beneficiaries of a trust and DGNB is the trustee of the trust. In an amended complaint, the plaintiffs claim that DGNB was negligent in its dealings with the trust property, breached its trust duties by allegedly abusing its discretion and negligently handling trust assets, engaged in self dealing, and was grossly negligent in its handling of the trusts. The case seeks actual damages for waste of trust assets and loss of income and punitive damages, both in an unspecified amount to be proven at trial, and attorney fees and court costs. While the ultimate outcome of the lawsuit cannot be predicted with certainty, management denies all liability and believes that the ultimate resolution of this matter will not have a material effect on the Company's consolidated financial statements.

   DGNB is a defendant in a class action lawsuit and several other lawsuits involving collateral protection insurance. The lawsuits generally allege that DGNB violated various banking statutes and breached common law duties owed to the plaintiffs. While denying all liability, DGNB has negotiated a settlement of the class action lawsuit, which has been preliminarily approved by the court but which is subject to a fairness hearing conducted by the court at which other interested parties will have the opportunity to object to the terms of the settlement. Such terms provide for a settlement fund of cash and loan credits of $4.0 million and an injunction concerning DGNB's collateral protection insurance program, including a prohibition against collecting outstanding collateral protection insurance premiums or interest thereon from members of the class. In 1995, $3.5 million was accrued for this settlement.

   Management believes that the collateral protection insurance lawsuits will be resolved without a material adverse effect on the financial condition of the Company.

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

   DEPOSITS: The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits and savings accounts, is equal to the amount payable on demand, which is also their carrying amount. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.

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

   DERIVATIVES: Interest rate swaps, interest rate caps, interest rate floors, futures, forwards, and option contracts are the primary derivative financial instruments used by the Company. The fair value of interest rate swap agreements, interest rate caps, interest rate floors, futures, forwards, and option contracts are obtained from market quotes. These values represent the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

   The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                    December 31, 1995
- -----------------------------------------------------------
                                  Carrying          Fair
                                   Amount           Value
- -----------------------------------------------------------
Financial assets:
   Cash and
      short-term
      investments                $  784,721      $  784,721
   Trading account
      securities                      3,381           3,381
   Securities
      available
      for sale                    1,199,391       1,199,391
   Investment
      securities                    139,033         141,649
   Loans                          3,520,583       3,539,719

Financial liabilities:
   Deposits                       4,780,659       4,805,225
   Short-term
      borrowings                    599,482         599,482

Commitments:
   Commitments to
      extend credit                  (1,621)         (5,990)
   Letters of credit                     --          (1,034)
   Commitments to
      purchase securities                --             121
   Commitments to
      sell securities                    --             180

Risk management
   derivatives:
   Interest rate swap
      agreements                        (88)         (1,423)
   Forward contracts                     --          (1,623)
   Interest rate caps                 1,537              99
   Interest rate floors               1,288           2,734


                                                                  Average
                                                                 Fair Value
- ---------------------------------------------------------------------------
Trading derivatives:
   Futures contracts                     --              15       $     3


                                     December 31, 1994
- -----------------------------------------------------------
                                   Carrying          Fair
                                    Amount           Value
- -----------------------------------------------------------
Financial assets:
   Cash and
      short-term
      investments                $  686,175      $  686,175
   Trading account
      securities                      4,531           4,531
   Securities
      available
      for sale                        8,631           8,631
   Investment
      securities                  1,330,171       1,332,142
   Loans                          2,803,525       2,694,726

Financial liabilities:
   Deposits                       4,038,550       4,042,846
   Short-term
       borrowings                   564,789         564,789

Commitments:
   Commitments to
       extend credit                 (1,434)         (4,444)
   Letters of credit                     --            (657)
   Commitments to
       sell securities                   --              11

Risk management
   derivatives:
   Interest rate swap
      agreements                        (15)          7,900
   Forward contracts                     --              40
   Interest rate caps                 2,320           3,576


                                                                  Average
                                                                 Fair Value
- ---------------------------------------------------------------------------
Trading derivatives:
   Futures contracts                     --              --       $    (2)
   Option contracts                      39              (2)           99

NOTE 14 - DEPOSIT GUARANTY CORP. (PARENT COMPANY ONLY) FINANCIAL INFORMATION STATEMENTS OF CONDITION
(in Thousands)

                                                     December 31,
- --------------------------------------------------------------------
                                                  1995        1994
- --------------------------------------------------------------------
ASSETS
Cash on deposit with bank subsidiary            $  6,446    $    517
Securities purchased from bank sub-
   sidiary under agreements to resell                 --      13,466
Investment in subsidiaries:
   Bank subsidiaries                             557,731     421,624
   Nonbank subsidiaries                            7,501       6,675
Notes receivable from nonbank
    subsidiaries                                   2,990       3,740
Cash dividends receivable from
   bank subsidiaries                               7,510       5,065
Other assets                                      20,938      21,872
- --------------------------------------------------------------------
   TOTAL ASSETS                                 $603,116    $472,959
====================================================================
LIABILITIES
Cash dividends payable                          $  6,664    $  4,944
Short-term borrowings                             27,600          --
Other liabilities                                 29,799      24,466
- --------------------------------------------------------------------
   TOTAL LIABILITIES                              64,063      29,410
- --------------------------------------------------------------------
STOCKHOLDERS' EQUITY                             539,053     443,549
- --------------------------------------------------------------------
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                      $603,116    $472,959
====================================================================

STATEMENTS OF EARNINGS
(in Thousands)

                                         Year Ended December 31,
- -------------------------------------------------------------------
                                        1995      1994       1993
- -------------------------------------------------------------------
INCOME
Cash dividends from
   bank subsidiaries                    $24,334   $19,296   $17,921
Consultant and management
   fees from subsidiaries                28,114    27,295    25,939
Interest income from
   subsidiaries                             557       663       132
Other                                       108       606       899
- -------------------------------------------------------------------
   Total income                          53,113    47,860    44,891
- -------------------------------------------------------------------
EXPENSES
Interest expense                            437     1,220       --
Salaries and employee benefits           21,118    20,058    19,659
Other expenses                           13,968    14,523    13,003
- -------------------------------------------------------------------
   TOTAL EXPENSES                        35,523    35,801    32,662
- -------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND
   EQUITY IN UNDISTRIBUTED INCOME
   OF SUBSIDIARIES                       17,590    12,059    12,229
Income tax benefit                        4,513     3,738     3,040
- -------------------------------------------------------------------
INCOME BEFORE EQUITY IN
   UNDISTRIBUTED INCOME
   OF SUBSIDIARIES                       22,103    15,797    15,269
Equity in undistributed income
   (loss) of subsidiaries:
   Bank subsidiaries                     49,691    50,835    52,039
   Nonbank subsidiaries                     826       498      (756)
- -------------------------------------------------------------------
NET INCOME                              $72,620   $67,130   $66,552
===================================================================

STATEMENTS OF CASH FLOWS
(in Thousands)

                                          Year Ended December 31,
- ------------------------------------------------------------------------
                                     1995           1994          1993
- ------------------------------------------------------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income                         $ 72,620       $ 67,130      $ 66,552
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Provision for depreciation
       and amortization               2,986          2,811         2,861
     Increase in other
       liabilities                    5,557          4,505         2,971
     Decrease (increase) in
       other assets                  (3,424)        (3,996)        8,501
     Equity in undistributed
       income of
       subsidiaries                 (50,517)       (51,333)      (51,283)
- ------------------------------------------------------------------------
   NET CASH PROVIDED BY
     OPERATING ACTIVITIES            27,222         19,117        29,602
- ------------------------------------------------------------------------

CASH FLOWS FROM
INVESTING ACTIVITIES:
Net (increase) decrease in
   securities purchased from
   bank subsidiary under
   agreements to resell              13,466          2,620       (16,086)
Net decrease in notes receivable
   from nonbank subsidiaries             --         (2,810)         (930)
Payments for investments in and
   advances to subsidiaries          (9,294)        (1,311)           --
Sale or repayment of investments
   in and advances to
   subsidiaries                         750             --         5,000
Purchases of premises and
   equipment                         (1,086)        (1,699)       (8,055)
Proceeds from sales of bank
   premises and equipment                11             --            12
Capital contributed to bank
   subsidiary                            --           (467)           --
Other, net                               --             --           (81)
- ------------------------------------------------------------------------
   NET CASH PROVIDED (USED)
     BY INVESTING ACTIVITIES          3,847         (3,667)      (20,140)
- ------------------------------------------------------------------------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Increase in short-term
   borrowings                        27,600             --            --
Proceeds from exercise of
   common stock options                 997            282         1,014
Purchases of
   common stock                     (32,382)        (1,097)           --
Cash dividends paid                 (21,355)       (18,201)      (15,783)
- ------------------------------------------------------------------------
   NET CASH USED BY FINANCING
     ACTIVITIES                     (25,140)       (19,016)      (14,769)
- ------------------------------------------------------------------------
   NET INCREASE (DECREASE)
     IN CASH                          5,929         (3,566)       (5,307)
CASH AT BEGINNING OF YEAR               517          4,083         9,390
- ------------------------------------------------------------------------
CASH AT END OF YEAR                $  6,446       $    517      $  4,083
========================================================================

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Deposit Guaranty Corp.:

   We have audited the accompanying consolidated statements of condition of Deposit Guaranty Corp. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deposit Guaranty Corp. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

   As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for debt securities in 1994 to adopt the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

KPMG PEAT MARWICK LLP

Jackson, Mississippi
February 6, 1996

ITEM 14.  DESCRIPTION OF EXHIBITS

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

(1)  Executive Variable Pay                                                        The written description of the
                                                                                   executive Variable Pay Plan
                                                                                   included under the caption
                                                                                   "Executive Compensation" in the
                                                                                   definitive Proxy Statement of the
                                                                                   Company filed with the Commission
                                                                                   pursuant to Rule 14a-6 and is
                                                                                   hereby specifically incorporated
                                                                                   by reference herein.

(2)  Deferred Income Plan                                                          The original plan  and an  amend-
     and Amendment I                                                               ment to the plan were previously filed
                                                                                   as Exhibit 10 to Company's
                                                                                   Annual Report on Form 10-K (file
                                                                                   number 0-4518) for the fiscal
                                                                                   year ended December 31, 1994.
                                                                                   Both documents are hereby
                                                                                   specifically incorporated
                                                                                   by reference herein.

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

(4)  Stock-Based, Long-Term                                                        This document was previously
     Incentive Plan II                                                             filed as Exhibit "A" to the
                                                                                   definitive Proxy Statement
                                                                                   of the Company dated March
                                                                                   29, 1993, filed with the Com-
                                                                                   mission pursuant to Rule 14a-6
                                                                                   and is hereby specifically
                                                                                   incorporated by reference herein.

Statement Re:  Computation of                          11                          Filed herewith
Per Share Earnings                                                                 --------------

Subsidiaries of the Company                            21                          Filed herewith
                                                                                   --------------

Independent Auditors' Consent                          23                          Filed herewith
                                                                                   --------------

Financial Data Schedule                                27                          Filed herewith
                                                                                   --------------

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Jackson, Mississippi, on March 28, 1996.


                                        DEPOSIT GUARANTY CORP.


                                        BY:/s/E.B. Robinson, Jr.
                                        -----------------------------
                                        E. B. Robinson, Jr.
                                        Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                          Title                          Date
          ----                          -----                          ----
/s/E.B. Robinson, Jr.            Chairman of the Board            March 28, 1996
- ----------------------           and Director
E. B. Robinson, Jr.
Principal Executive Officer


/s/Arlen L. McDonald             Executive Vice President         March 28, 1996
- --------------------------
Arlen L. McDonald
Principal Financial Officer


/s/Stephen E. Barker             Controller                       March 28, 1996
- --------------------------
Stephen E. Barker
Principal Accounting Officer


/s/Howard L. McMillan, Jr.       Director                         March 28, 1996
- --------------------------
Howard L. McMillan, Jr.


/s/W.R. Newman III              Director                         March 28, 1996
- -------------------------
W.R. Newman III

/s/J. Kelley Williams           Director                         March 29, 1996
- --------------------------
J. Kelley Williams

/s/W.H. Holman, Jr.             Director                         March 29, 1996
- --------------------------
W.H. Holman, Jr.

/s/Charles Irby                 Director                         March 29, 1996
- --------------------------
Charles Irby

/s/John N. Palmer               Director                         April 1, 1996
- --------------------------
John N. Palmer

EXHIBITS


    The following exhibits are included herein.


  Page
 Number      Description
- -------      -----------

 51-53       Computation of Per Share Earnings
- -------

   54        Subsidiaries of the Registrant
- --------

   55        Independent Auditors' Consent
- --------

   56        Financial Data Schedule
- --------