Form 10-Q
period 1996-03-31
DEPOSIT GUARANTY CORP
filed 1996-05-15
CIK 28209

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996



                         Commission File Number 0-4518





                             DEPOSIT GUARANTY CORP.
               (Exact Name Of Registrant As Specified In Charter)



          Mississippi                                                  64-0472169
- -------------------------------                               -----------------------------
(State or other Jurisdiction of     (IRS Employer Identification Incorporation or Organization)
                                                                        Number)



                  210 East Capitol Street, Jackson, MS  39201
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

                        YES      X       NO ___________

               Shares Of Common Stock, No Par Value, Outstanding
                       As Of March 31, 1996:  19,097,343

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                    MARCH 31,                    December 31,
                                                                                      1996                           1995
                                                                                 --------------                -------------
ASSETS
  Cash and due from banks                                                               $361,501                      $343,706
  Interest-bearing bank balances                                                          25,903                            --
  Federal funds sold and securities
       Purchased under agreements to resell                                              343,416                       441,015
  Trading account securities                                                               3,084                         3,381
  Securities available for sale                                                        1,176,851                     1,199,391
  Investment securities (market value:
       1996 - $137,032 ; 1995 - $141,649 )                                      130,137                       139,033
  Loans, net of unearned income                                                        3,661,516                     3,579,302
                  Allowance for possible loan losses                                    (58,914)                      (58,719)
                                                                                  --------------                  ------------

       Net loans                                                                       3,602,602                     3,520,583
  Bank premises and equipment                                                            144,576                       144,340
  Other assets                                                                           225,668                       234,750
                                                                                  --------------                  ------------
       TOTAL ASSETS                                                                   $6,013,738                    $6,026,199
                                                                                  ==============                  ============
LIABILITIES
  Deposits:
       Noninterest-bearing                                                            $1,037,818                    $1,094,627
       Interest-bearing                                                                3,698,013                     3,686,032
                                                                                  --------------                  ------------
       Total deposits                                                                  4,735,831                     4,780,659
  Federal funds purchased, securities
       sold under agreements to repurchase
       and other short-term borrowings                                                   636,853                       599,482
  Other liabilities                                                                      120,629                       107,005
                                                                                  --------------                  ------------
       TOTAL LIABILITIES                                                               5,493,313                     5,487,146
                                                                                  --------------                  ------------
STOCKHOLDERS' EQUITY
  Cumulative preferred stock, no par value,
       authorized:  25,000,000 shares of class A
       voting; and 25,000,000 shares of class B
       non-voting; issued and outstanding:  none                                              --                            --
  Common stock, no par value, authorized
       100,000,000 shares; issued and outstanding:
       1996 - 19,097,343 shares; 1995 - 19,379,643
       shares                                                                             20,948                        21,257
  Surplus                                                                                157,287                       171,073
  Retained earnings                                                                      342,701                       327,633
  Market valuation for securities available for
       sale, net of income taxes                                                           (511)                        19,090
                                                                                  --------------                  ------------
       TOTAL STOCKHOLDERS' EQUITY                                                        520,425                       539,053
                                                                                  --------------                  ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $6,013,738                    $6,026,199
                                                                                  ==============                   ===========

PART I.  Financial Information
ITEM 1.  Financial Statements (Continued)
Deposit Guaranty Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings
(In Thousands Except Share Data)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                        ---------------------------------
                                                                          1996                     1995
                                                                        --------                ---------

Interest income
     Interest and fees on loans                                          $77,264                  $65,080
     Interest on investment securities:
         Taxable                                                           2,798                   22,177
         Exempt from Federal income tax                                        0                    2,286
     Interest on securities available for sale:
         Taxable                                                          19,970                      183
         Exempt from Federal income tax                                    2,758                       25

     Interest on trading account securities                                  119                       53
     Interest on Federal funds sold and securities
         purchased under agreements to resell                              1,980                    1,441
     Interest on bank balances                                               111                    1,142
                                                                        --------                ---------
         Total interest income                                           105,000                   92,387
                                                                        --------                ---------
Interest expense
     Interest on deposits                                                 37,376                   32,773
     Interest on Federal funds purchased, securities
         sold under agreements to repurchase and
         other short-term borrowings                                       8,332                    5,727
                                                                        --------                ---------
         Total interest expense                                           45,708                   38,500
                                                                        --------                ---------
Net interest income                                                       59,292                   53,887
     Provision for possible loan losses                                    1,335                       --
                                                                        --------                ---------

Net interest income after provision for
     possible loan losses                                                 57,957                   53,887
                                                                        --------                ---------
Other operating income
     Service charges on deposit accounts                                   8,216                    7,572
     Fees for trust services                                               3,825                    3,500
     Losses on securities available for sale                               (414)                      (5)
     Other service charges, commissions
         and fees                                                         13,922                    8,894
     Other income                                                          3,988                    1,062
                                                                        --------                ---------
         Total other operating income                                     29,537                   21,023
                                                                        --------                ---------
Other operating expense
     Salaries and employee benefits                                       31,217                   26,219

     Net occupancy expense                                                 3,665                    3,193
     Equipment expense                                                     4,149                    3,820
     Service fees                                                          2,987                    2,448
     Communication                                                         2,452                    2,106
     FDIC assessment                                                           2                    2,389
     Advertising and public relations                                      2,445                    2,217
     Other expense                                                         9,487                    6,147
                                                                        --------                ---------
         Total other operating expense                                    56,404                   48,539
                                                                        --------                ---------
Income before income taxes                                                31,090                   26,371
     Income tax expense                                                    9,601                    8,399
                                                                        --------                ---------
Net income                                                               $21,489                  $17,972
                                                                        ========                =========


Net income per share                                                       $1.11                    $0.93
Weighted average shares outstanding                                   19,326,213               19,313,252

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                              ------------------------------------------
                                                                                       1996                    1995
                                                                              -------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $            21,489     $            17,972
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
       Provision for possible                                                               1,335                   --
       loan losses
       Provision for possible                                                                   7                     (1)
       losses on other real
       estate
       Provision for                                                                        7,675                   5,429
       depreciation and
       amortization
       Provision for deferred                                                                 406                   1,531
       income taxes
       Amortization (accretion)
       of premium (discount) on
          investment securities,                                                               67                 (8,381)
       net
       Accretion of discount on                                                           (1,308)                    (15)
       securities available for
       sale, net
       Deferred loan fees and                                                               (482)                   (657)
       costs
       Increase (decrease) in                                                              10,694                 (1,045)
       other liabilities
       (Increase) decrease in                                                               4,057                 (1,265)
       other assets
       Net cash received from                                                            (56,193)                   1,063
       (paid for) loans held for
       resale
       Losses on securities                                                                   414                       5
       available for sale
       Other, net                                                                           4,390                   5,423
                                                                              -------------------      ------------------
         NET CASH PROVIDED                                                                (7,449)                  20,059
       (USED) BY OPERATING                                                    -------------------      ------------------
       ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing                                              (25,903)                 135,298
bank balances
Proceeds from sales of securities available for sale                                      591,106                  15,661
Proceeds from maturities and principal repayments of investment                            13,492                  33,782
securities
Proceeds from maturities and principal repayments of securities available
for sale                                                                                  216,670                     220
Purchases of investment securities                                                        (4,738)               (165,377)
Purchases of securities available for sale                                              (805,435)                   --
Net decrease in Federal funds sold and securities
   purchased under agreements to resell                                                    97,599                 165,645
Net increase in loans                                                                    (26,951)               (108,973)
Proceeds from sales of other real estate                                                    1,113                     845
Purchases of bank premises and equipment                                                  (4,687)                 (7,331)
Proceeds from sales of bank premises and equipment                                             20                      67
Cash and due from banks of acquired companies                                               --                     12,309
                                                                              -------------------      ------------------
       NET CASH PROVIDED BY                                                                52,286                  82,146
       INVESTING ACTIVITIES                                                   -------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                      (44,828)                  51,362
Net increase (decrease) in Federal funds purchased,
   securities sold under agreements to repurchase,
   and other short-term borrowings                                                         37,371               (136,799)
Proceeds from the exercise of common stock options                                            814                     121
Purchases of common stock                                                                (15,447)                (16,379)
Cash dividends paid                                                                       (4,952)                 (4,944)
                                                                              -------------------      ------------------
       NET CASH USED BY                                                                  (27,042)               (106,639)
       FINANCING ACTIVITIES                                                   -------------------      ------------------

       INCREASE (DECREASE) IN                                                              17,795                 (4,434)
       CASH AND DUE FROM BANKS

       CASH AND DUE FROM BANKS                                                            343,706                 326,768
       AT BEGINNING OF PERIOD                                                 -------------------      ------------------

       CASH AND DUE FROM BANKS                                                $           361,501      $          322,334
       AT END OF PERIOD                                                       ===================      ==================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT SHARE DATA)


INCOME TAXES:
The Company received a net income tax refund of $186 thousand during the three month period ended March 31, 1996. The Company made income tax payments of $2.5 million during the three month period ended March 31, 1995.

INTEREST:
The Company paid $46.5 million and $36.9 million in interest on deposits and other borrowings during the three month periods ended March 31, 1996 and 1995, respectively.

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

The condensed consolidated financial statements of Deposit Guaranty Corp. include the financial statements of Deposit Guaranty National Bank, a 98%-owned subsidiary, Deposit Guaranty Arkansas Corp., G & W Life Insurance Co., and Commercial National Corporation, wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


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


DGNB is a defendant in a class action lawsuit involving collateral protection insurance. The lawsuit generally alleges that DGNB violated various banking statutes and breached common law duties owed to the plaintiffs. While denying liability, DGNB has negotiated a settlement of the class action lawsuit, which has been presented to and approved by the court. The court's approval of the settlement may be appealed. The settlement terms provide for a settlement fund of cash and loan credits of approximately $4 million and an injunction concerning DGNB's collateral protection insurance programs, including a prohibition against collecting outstanding collateral protection insurance premiums or interest thereon from members of the class. In 1995, $3.5 million was accrued for this settlement.

         Management believes that this lawsuit will be resolved without a material adverse effect on the financial condition of the Company.

         In addition, the Company is subject to numerous other pending and threatened legal actions arising in the normal course of business, and management believes that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial statements.


NOTE C - ACCOUNTING CHANGES

Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use is based on the fair value of the asset. This statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 did not have a material impact on the consolidated financial statements.

Effective January 1, 1996, the Company adopted the provisions of SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of SFAS No. 65." SFAS No. 122 provides guidance for recognition of mortgage servicing rights as an asset when a mortgage loan is sold or securitized and servicing rights retained. This statement also requires that impairment of mortgage servicing rights be measured as the difference between the carrying amount of the servicing rights and their current fair values. SFAS No. 122 is applied prospectively; therefore, the Company's prior period financial statements will not reflect the adoption of this pronouncement. The effect of this change during the first quarter was to increase net income by approximately $750 thousand.


NOTE D - ACQUISITIONS

On February 6, 1996, the Company and Bank of Gonzales Holding Company, located in Gonzales, Louisiana, signed a definitive agreement for the Company to acquire Bank of Gonzales. At March 31, 1996, Bank of Gonzales had total assets of approximately $124 million. The agreement requires the Company to issue 634,000 shares of its common stock in exchange for all of the common shares of Bank of Gonzales Holding Company. The acquisition, which is expected to close in the second quarter of 1996, will be accounted for using the purchase accounting method.


NOTE E - SUBSEQUENT EVENTS

On April 16, 1996, the stockholders of the Company approved an amendment to Article Four of the Articles of Incorporation. This amendment increased the number of shares of Common Stock, no par value, Class A Voting Preferred, no par value, and Class B Non-voting Preferred, no par value, which the Company has authority to issue to 100,000,000, 25,000,000 and 25,000,000, respectively.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Deposit Guaranty Corp.:

We have reviewed the condensed consolidated statement of condition of Deposit Guaranty Corp. and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1996 and 1995.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of Deposit Guaranty Corp. and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated statement of condition from which it has been derived.


                                        /s/KPMG PEAT MARWICK LLP
                                           KPMG PEAT MARWICK LLP


Jackson, Mississippi
April 16, 1996

PART I.  Financial Information
ITEM 2.  Management's Discussion and Analysis of Financial  Condition and
             Results of Operations
             Deposit Guaranty Corp. and Subsidiaries

The following discussion reviews the financial condition and the results of operations of Deposit Guaranty Corp. (the Company) for the three-month periods ending March 31, 1996 and 1995. This discussion should be read in conjunction with the condensed consolidated financial statements included in Part I, Item
I. During the second quarter of 1995, the Company acquired Citizens National Bank with assets of $193 million in a transaction accounted for as a pooling of interests. As a result of this transaction, the Company restated its 1995 financial statements to include Citizens National Bank as of January 1, 1995; therefore, comparability of the financial statements should not be affected. During the third quarter of 1995, the Company acquired First Mortgage Corp. with a $1.1 billion dollar servicing portfolio and Merchants National Bank with total assets of $280 million. These transactions were accounted for as purchases and, as such, the results of operations of these entities are included in the financial statements from the acquisition date and will affect the comparability of the financial statements for the first three months of 1995 and the first three months of 1996.

BALANCE SHEET

Total assets were $6.014 billion at March 31, 1996, compared to $6.026 billion
at December 31, 1995.   Total loans increased $82 million from $3.579 billion
at December 31, 1995 to $3.662 billion at March 31, 1996. This increase in loans was the result of an increase in mortgage loans held for resale due to favorable rates in the market combined with increased consumer loan demand. Interest-bearing bank balances increased $25.9 million at March 1996 compared to December 31, 1995. In correlation with the increases in loans and interest-bearing bank balances, were decreases in securities and Federal funds sold and securities purchased under agreements to resell. Securities decreased $31 million from $1.338 billion at December 31, 1995 to $1.307 billion at March
31, 1996.    Federal funds sold and securities purchased under agreements to resell decreased 22% from $441 million at December 31, 1995 to $343 million at March 31, 1996. Total deposits decreased from $4.781 billion at December 31, 1995 to $4.736 billion at March 31, 1996 as a result of a seasonal decline in noninterest-bearing deposits. Total stockholders' equity decreased to $520.4 million at March 31, 1996 compared to $539.1 million at December 31, 1995 as a result of the Company's repurchase of 337 thousand shares of the Company's common stock for $15.4 million in the first quarter of 1996 and due to a $19.6 million decrease in market valuation for securities available for sale, net of income taxes. This common stock repurchase program is for the purpose of offsetting the shares anticipated to be issued in the acquisition of the Bank of Gonzales Holding Company.

As of March 31, 1996, the Company had interest rate swap contracts with a total notional value of $104 million compared to $154 million at December 31, 1995. During the first quarter of 1996, the Company was a counterparty to several short-term option contracts and recognized $835 thousand in noninterest income resulting from the premiums received on exercised written covered call options. During the first quarter of 1995, the Company sold interest rate swap contracts with notional amounts totaling $65 million for a net gain of $792 thousand. These swaps were hedging money market deposit accounts; therefore, the gain is being amortized over the original life of the terminated swap contracts,

NET INCOME

Net income for the first quarter of 1996 was $21.5 million compared to $18.0 million for the first quarter of 1995. Net income per share was $1.11 for the first quarter of 1996 compared to $.93 for the same period in 1995. This increase in earnings was primarily due to an increase in net interest income and noninterest related sources of income. The increase in net interest income was largely due to a 19% increase in loan volume bringing average total loans to $3.6 billion, up $597 million over first quarter last year. Noninterest income increased $8.5 million, or 41%, in the first quarter of 1996 compared to 1995. Of this increase, $2.7 million was a gain resulting from the disposition of assets related to lease financing transactions, $1.2 million from the adoption of a new accounting pronouncement related to mortgage servicing rights, $1.8 million attributable to acquisitions, and the remaining increase represents a 13% growth in noninterest income in core business lines. The return on average assets for the first quarter of 1996 was 1.44% compared to 1.39% for the same period in 1995. The return on average equity for the first three months of 1996 was 15.97% compared to 15.10% for 1995.

NET INTEREST INCOME

Net interest income for the first quarter of 1996 was $59.3 million, an increase of 10%, from $53.9 million for the first quarter of 1995 due to a
13.5% increase in average interest-earning assets.   Of the increase in
interest-earning assets, 94% of the increase was due to an increase in average loan volumes which increased 19% to $3.7 billion in 1996 as compared to $3.1 billion in 1995. This increase in average loan volumes can be attributed to internal growth in loans of 14% primarily in commercial and consumer loans, and a 5% increase in loans due to acquisitions. The largest part of this growth was in the last three quarters of 1995; however, during the first quarter of 1996 commercial loan growth has slowed. Average total loans, the most profitable interest-earning asset, as a percentage of total interest-earning assets increased from 64% during the first quarter of 1995 to 68% during the same period in 1996. The net interest margin for the first quarter of 1996 was 4.62%, decreasing from 4.78% for the first quarter of 1995. This decrease in the margin is primarily due to a decrease in the interest spread and an increase in the liability funding ratio. The interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, decreased from 3.92% in 1995 to 3.86% in 1996 due to the yields on interest earning assets increasing at a slower pace than the Company increased interest rates paid on many of its deposit accounts. Liability funding, the percentage of interest-earning assets funded by interest-bearing liabilities increased from 81.1% in the first quarter of 1995 to 81.8% in the first quarter of 1996.


OTHER OPERATING INCOME

Other operating income for the first quarter of 1996 was $29.5 million compared to $21.0 million for the first quarter of 1995. The increase in other operating income is primarily the result of acquisitions, gains on lease financing transactions, the adoption of a new accounting pronouncement, and growth in core business lines. Approximately $1.8 million of the first quarter 1996 other operating income represents an increase due to acquisitions occurring in the third quarter of 1995. The first quarter of 1996 included a gain of $2.7 million resulting from the disposition of assets related to lease financing transactions.

The Company's adoption of SFAS No. 122 in January 1996, resulted in an increase in mortgage loan origination income of $1.2 million in the first quarter of 1996 as compared to the same period in 1995. The remaining increase in noninterest income for the first quarter of 1995 to the first quarter of 1996 represents a 13% growth in fees from core business lines.


OTHER OPERATING EXPENSE

Other operating expense for the first quarter of 1996 was $56.4 million, an increase of $7.9 million or 16% over the first quarter of 1995. Approximately $5.9 million of this increase is related to 1995 acquisitions occurring after the first quarter. The remaining increase of $2.6 million, net of a $2.4 million decrease in FDIC assessment, is primarily the result of increases in salaries and employee benefits, consultant fees, and decreases in gains on the sales of other real estate. Excluding the effects of the acquisitions, salaries and employee benefits increased $2.6 million in the first quarter of 1996 compared to 1995 as a result of annual merit increases, employee incentive cost and employee benefit costs. Consultant fees increased $472 thousand for the first quarter of 1995 compared to 1996, primarily as a result of the cost of profit enhancement projects. Gains on the sale of other real estate decreased $394 thousand during the first quarter of 1996 as compared to the same period in 1995.

These overall increases in noninterest expense were somewhat offset by a decrease in the FDIC assessment from $2.4 million for the first quarter of 1995 to $2 thousand for the first quarter of 1996 resulting from lower premium rates on insured deposits.


CREDIT QUALITY

As a result of management's assessment of the adequacy of the allowance, the Company determined that a provision to the allowance for possible loan losses of $1.3 million was necessary for the first quarter of 1996 compared to no provision in 1995.

The allowance for possible loan losses at March 31, 1996, was $58.9 million or 1.61% of total loans and 266% of nonperforming loans outstanding compared to $58.7 million or 1.64% of total loans and 262% of nonperforming loans at December 31, 1995. Net charge-offs for the first quarter of 1996 were $1.1 million, or .13% of average loans, compared to first quarter 1995 net recoveries of $54 thousand. Nonperforming loans decreased to $27.9 million at March 31, 1996, compared to $28.9 million at December 31, 1995 and $32.1 million at March 31, 1995.


CAPITAL

Total stockholders' equity decreased from $539.1 million at December 31, 1995 to $520.4 million at March 31, 1996 primarily as a result of the market valuation on securities available for sale and the Company's common stock repurchase plan. The Company had an unrealized loss on securities available for sale, net of deferred income taxes, of $511 thousand at March 31, 1996 compared to a net unrealized gain of $19.1 million at December 31, 1995.

The Company has been authorized to purchase up to 634 thousand shares of its common stock under a repurchase plan for the purpose of offsetting the shares anticipated to be issued in the acquisition of the Bank of Gonzales Holding Company. At March 31, 1996, the Company had repurchased 337 thousand shares for $15.4 million under the plan.

The Company maintains risk-based capital levels well in excess of the minimum guideline adopted by the Federal Reserve Board for bank holding companies. The Company's tier 1 capital and total risk-based capital ratios at March 31, 1996 were 11.12% and 12.38%, respectively. This compares to a tier 1 capital ratio of 11.05% and total risk-based capital ratio of 12.30% at December 31, 1995. The Company's leverage ratio was 7.76% at March 31, 1995 compared to 7.87% at December 31, 1995.

The Company's banking subsidiaries have maintained leverage, tier 1 and total risk-based capital ratios well above the 5%, 6% and 10% minimum guidelines necessary to be categorized as "well capitalized" insured depository institutions under the guidelines set forth by the Federal Deposit Insurance Corporation Improvement Act of 1991.


LIQUIDITY

Liquidity for a financial institution can be expressed in terms of maintaining sufficient funds available to meet both expected and unanticipated obligations in a cost effective manner. Liquidity is maintained through the Company's ability to convert assets into cash, manage the maturities of liabilities and generate funds on a short-term basis, either through the national Federal funds market, backup lines of credit, or through the National CD market. The Company relies largely on core deposits to fund loan demand and long-term investments. The Company has maintained a high level of liquidity as the loan to deposit ratio of 76.9% at March 31, 1996, has been lower than desired. Loan volume has continued to increase for the first three months of 1996 and was funded largely by a reduction in short-term investments.

The Company issued $100 million in fixed rate long-term notes during April 1996. These notes have original maturities of ten years and will be included in long-term debt. The proceeds from the sale of the notes will be used for general corporate purposes, including reductions in short-term borrowings and for current and potential future acquisitions.



ACCOUNTING CHANGES

In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement provides accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which the Company acquires goods and services from nonemployees in exchange for the Company's equity instruments. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all employee stock compensation plans.

Entities electing to continue using the accounting treatment outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees" are required to make pro forma disclosures of net income and net income per share, as if the fair value based method had been adopted. The accounting and disclosure requirements of this Statement are effective for transactions entered into in fiscal years beginning after December 15, 1995. The adoption of this statement is not expected to have a material impact on the consolidated financial statements because the Company expects to continue following the accounting treatment outlined in APB Opinion No. 25.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Deposit Guaranty is a defendant in a case, Marion Bentley v. Deposit Guaranty and Prudential Property & Casualty Insurance Co., Civil Action No. 9:95CV292PS, filed in the United States District Court for the Southern District of Mississippi, Hattiesburg Division on August 18, 1995. The plaintiff sued the defendants on behalf of himself and all others similarly situated with respect to collateral protection insurance obtained by Deposit Guaranty. The plaintiff claims causes of action for breach of duties of good faith and fair dealing, violation of the Fair Debt Collection Practices Act, violation of federal antitrust laws, breach of fiduciary duty, fraud, failure to comply with Regulation Z, infliction of emotional distress, and damage to credit reputation. Deposit Guaranty has negotiated a settlement of the class action lawsuit, which has been presented to and approved by the Court. The court's approval of the settlement may be appealed. The terms of the settlement include a settlement fund of approximately $4 million which includes both cash payments by Deposit Guaranty and credits to Deposit Guaranty's customers who are indebted to Deposit Guaranty. The punitive damages component of the settlement is mandatory and the class members may not opt out of the class settlement and pursue punitive damages in a separate action. The settlement is not mandatory with respect to compensatory damages. Class members may opt out of the settlement with respect to compensatory damages and pursue a separate claim for compensatory damages. Approximately 52 class members opted out of the class settlement with respect to compensatory damages.

     The Dear, Dickerson, Welch and Lott lawsuits have been settled and dismissed with prejudice. The court's final judgment approving the settlement in Bentley renders moot any potential claim against Deposit Guaranty National Bank in the Hoskins case.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the April 16, 1996 Annual Meeting of Stockholders, in addition to the election of directors, the stockholders approved an amendment to the Articles of Incorporation of the Registrant increasing the number of authorized shares of Common Stock, Class A Voting Preferred Stock and Class B Non-Voting Preferred Stock of the Registrant from 50,000,000, 10,000,000 and 10,000,000, respectively, to 100,000,000, 25,000,000 and 25,000,000, respectively. Of the
19,308,651 shares entitled to vote at the meeting, 10,312,344 shares voted in favor of the amendment, 1,974,165 shares voted against the amendment, and 142,229 shares abstained.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index


                                         Table          Sequential
         Exhibit                         Number         Page Number
         -------                         ------         -----------
Plan of acquisition, reorganization,
arrangement, liquidation or succession    (2)           A copy of the Agreement and Plan of Merger dated February 5,
                                                        1996 by and among the Company, Commercial National Corporation,
                                                        Bank of Gonzales Holding Company, and Bank of Gonzales was part of the Proxy Statement/Prospectus included in the S-4
                                                        Registration Statement of the Company, File Number 333-03051,
                                                        and is incorporated by reference herein.

Amended articles of incorporation        (3.a)          22



Instruments defining the rights of
security holders, including indentures    (4)           The Form of 7-1/4% Senior Notes due May 1, 2006 the Principal Amount of
                                                        $100,000,000 (the Notes) was filed as Exhibit 4.01 to the Current Report on Form 8-K dated April 23, 1996 and is incorporated by reference herein.

                                                        The Form of Indenture between the Company and SunTrust Bank, Atlanta, as
                                                        Trustee, relating to the Noes was filed as Exhibit 4.02 to the Current Report on Form 8-K dated April 23, 1996 and is incorporated by reference herein.


Material Contracts                       (10)               N/A

Statements re: computation of per share
earnings                                 (11)                19


Letters re: unaudited interim financial
information                              (15)                20

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (Continued)

(a)  Exhibit Index (Continued)


                                             Table            Sequential
         Exhibit                             Number           Page Number
         -------                             ------           -----------
Letter re:  change in accounting
principles                                   (18)               N/A

Report furnished to security holders         (19)               N/A

Published report regarding matters
submitted to vote of security holders        (22)               N/A

Consent of experts and counsel               (23)               N/A

Power of attorney                            (24)               N/A

Financial data schedule                      (27)                21

Additional exhibits                          (99)               N/A





________________________________________

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                                    DEPOSIT GUARANTY CORP.
                                                            --------------------------------
                                                                             (Registrant)



DATE:   May 15, 1996                           /s/ Stephen E. Barker
      -----------------                       ------------------------
                                                            Stephen E. Barker
                                                            Controller and Principal
                                                    Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION
- -------                      -----------


(3.a)                      Amended articles of Incorporation

11                         Statement re: computation of per share earnings

15                         Letters re: unaudited interim financial information

27                         Financial data schedule