Form 10-Q
period 1996-06-30
DEPOSIT GUARANTY CORP
filed 1996-08-14
CIK 28209

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1996



                         Commission File Number 0-4518





                           DEPOSIT GUARANTY CORP.
                           ----------------------
             (Exact Name Of Registrant As Specified In Charter)



             Mississippi                                  64-0472169
     ------------------------------              ----------------------------
    (State or other Jurisdiction of              (IRS Employer Identification
    Incorporation or Organization)                             Number)



                 210 East Capitol Street, Jackson, MS  39201
                 -------------------------------------------
                  (Address Of Principal Executive Offices)
                                 (Zip Code)


                               (601) 354-8564
                               --------------
                       (Registrant's Telephone Number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             YES      X       NO
                                                   -------        -------

               Shares Of Common Stock, No Par Value, Outstanding
                        As Of June 30, 1996:  19,657,816

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(IN THOUSANDS EXCEPT SHARE DATA)

                                                           June 30,          December 31,
                                                             1996                1995
                                                         --------------------------------
ASSETS
  Cash and due from banks                                  $315,987              $343,706
  Interest-bearing bank balances                              4,007                    --
  Federal funds sold and securities
    purchased under agreements to resell                     87,177               441,015
  Trading account securities                                  4,231                 3,381
  Securities available for sale                           1,316,229             1,199,391
  Investment securities (market value:
    1996 - $129,124; 1995 - $141,649)                       123,787               139,033
  Loans, net of unearned income                           3,856,447             3,579,302
               Allowance for possible loan losses           (60,319)              (58,719)
                                                         ----------            ----------
    Net loans                                             3,796,128             3,520,583
  Bank premises and equipment                               148,392               144,340
  Other assets                                              319,921               234,750
                                                         ----------            ----------
    TOTAL ASSETS                                         $6,115,859            $6,026,199
                                                         ==========            ==========
LIABILITIES
  Deposits:
    Noninterest-bearing                                  $1,048,221            $1,094,627
    Interest-bearing                                      3,755,812             3,686,032
                                                         ----------            ----------
    Total deposits                                        4,804,033             4,780,659
  Federal funds purchased, securities
    sold under agreements to repurchase
    and other short-term borrowings                         510,220               599,482
  Long-term liabilities                                      99,381                    --
  Other liabilities                                         145,804               107,005
                                                         ----------            ----------
    TOTAL LIABILITIES                                     5,559,438             5,487,146
                                                         ----------            ----------
STOCKHOLDERS' EQUITY
  Cumulative preferred stock, no par value,
    authorized:  25,000,000 shares of class A
    voting; and 25,000,000 shares of class B
    non-voting; issued and outstanding:  none                    --                    --
  Common stock, no par value, authorized
    100,000,000 shares; issued and outstanding:
    1996 - 19,657,816 shares; 1995 - 19,379,643
    shares                                                   21,562                21,257
  Surplus                                                   180,811               171,073
  Retained earnings                                         356,401               327,633
  Market valuation for securities available for
    sale, net of income taxes                                (2,353)               19,090

                                                         ----------            ----------
    TOTAL STOCKHOLDERS' EQUITY                              556,421               539,053
                                                         ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $6,115,859            $6,026,199
                                                         ==========            ==========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS EXCEPT SHARE DATA)

                                                  Three Months Ended         Six Months Ended
                                                       June 30,                   June 30,
                                                ---------------------      -----------------------
                                                   1996        1995            1996        1995
                                                ---------------------      -----------------------
INTEREST INCOME
  Interest and fees on loans                   $ 79,314       $69,782      $156,451       $134,725
  Interest on investment securities:
    Taxable                                       2,597        25,231         5,395         47,099
    Exempt from Federal income tax                   --         2,076            --          4,362
  Interest on securities available for sale:
    Taxable                                      15,429           412        35,399            905
    Exempt from Federal income tax                3,053            25         5,811             50
  Interest on trading account securities             94            84           213            137
  Interest on Federal funds sold and securities
    purchased under agreements to resell          4,089         1,176         6,067          2,623
  Interest on bank balances                         147            --           258          1,141
                                               ----------------------      -----------------------
    TOTAL INTEREST INCOME                       104,723        98,786       209,594        191,042
                                               ----------------------      -----------------------
INTEREST EXPENSE
  Interest on deposits                           37,000        35,333        74,376         68,106
  Interest on Federal funds purchased, securities
    sold under agreements to repurchase and
    other short-term borrowings                   6,661         7,736        14,992         13,468
  Interest on long-term debt                      1,074            --         1,074             --
                                               ----------------------      -----------------------
    TOTAL INTEREST EXPENSE                       44,735        43,069        90,442         81,574
                                               ----------------------      -----------------------
NET INTEREST INCOME                              59,988        55,717       119,152        109,468
  Provision for possible loan losses              1,335         1,000         2,670          1,000
                                               ----------------------      -----------------------
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                           58,653        54,717       116,482        108,468
                                               ----------------------      -----------------------
OTHER OPERATING INCOME
  Service charges on deposit accounts             8,682         7,782        16,899         15,355
  Fees for trust services                         3,852         3,500         7,677          7,001
  Gains on securities available for sale            487            24            73             19
  Other service charges, commissions
    and fees                                     13,750         8,952        27,786         17,955
  Other income                                    1,146           799         5,148          1,885
                                               ----------------------      -----------------------
    Total other operating income                 27,917        21,057        57,583         42,215
                                               ----------------------      -----------------------
OTHER OPERATING EXPENSE
  Salaries and employee benefits                 30,806        26,340        62,023         52,559
  Net occupancy expense                           3,766         3,313         7,431          6,506
  Equipment expense                               4,198         4,070         8,348          7,890
  Service fees                                    4,328         3,035         7,338          5,483
  Communication                                   2,547         2,255         5,000          4,361
  FDIC assessment                                    89         2,415            91          4,804
  Advertising and public relations                2,465         2,201         4,910          4,418
  Other expense                                   7,856         6,747        17,319         12,894
                                               ----------------------      -----------------------
    TOTAL OTHER OPERATING EXPENSE                56,055        50,376       112,460         98,915
                                               ----------------------      -----------------------
INCOME BEFORE INCOME TAXES                       30,515        25,398        61,605         51,768
  Income tax expense                             10,079         8,024        19,680         16,423
                                               ----------------------      -----------------------
NET INCOME                                     $ 20,436       $17,374      $ 41,925       $ 35,345
                                               ======================      =======================


NET INCOME PER SHARE                              $1.07         $0.91         $2.18          $1.84
WEIGHTED AVERAGE SHARES OUTSTANDING          19,096,605    19,080,014    19,193,877     19,187,536

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                              Six Months Ended June 30,
                                                                            -----------------------------
                                                                                1996             1995
                                                                            -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $     41,925     $     35,345
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Provision for possible loan losses                                             2,670            1,000
    Provision for possible losses on other real estate                                73            --
    Provision for depreciation and amortization                                   14,702           11,882
    Provision for deferred income tax expense (benefit)                               61              (53)
    Amortization (accretion) of premium (discount) on
       investment securities, net                                                    136          (15,460)
    Accretion of discount on securities available for sale, net                   (2,050)             (41)
    Deferred loan fees and costs                                                  (1,105)          (1,440)
    Increase (decrease) in other liabilities                                       2,917           (3,344)
    Increase in other assets                                                      (3,447)          (9,853)
    Net cash paid for loans held for resale                                       (9,095)         (23,091)
    (Gains) losses on securities available for sale                                  (73)             (19)
    Other, net                                                                     3,792             (424)
                                                                              ----------     ------------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            50,506           (5,498)
                                                                              ----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing bank balances                         (4,007)         135,298
Proceeds from sales of securities available for sale                             916,647           20,650
Proceeds from maturities and principal repayments of investment securities        27,126          276,364
Proceeds from maturities and principal repayments of securities available
  for sale                                                                       316,001           13,331
Purchases of investment securities                                               (11,595)        (497,196)
Purchases of securities available for sale                                    (1,355,227)          (1,219)
Net decrease in Federal funds sold and securities
  purchased under agreements to resell                                           354,843          128,859
Net increase in loans                                                           (210,727)        (227,507)
Proceeds from sales of other real estate                                           2,233            1,780
Purchases of bank premises and equipment                                          (9,880)         (11,828)
Proceeds from sales of bank premises and equipment                                   173              181
Payment for purchase of common stock of acquired company
  and other acquisition costs                                                        (15)           --
Cash and due from banks of acquired companies                                      5,143           12,309
                                                                              ----------     ------------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                              30,715         (148,978)
                                                                              ----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                              (84,884)         122,504
Net increase (decrease) in Federal funds purchased,
  securities sold under agreements to repurchase,
  and other short-term borrowings                                                (93,429)          88,910
Proceeds from issuance of long-term debt                                          99,381            --
Proceeds from the exercise of common stock options                                 1,768              454
Purchases of common stock                                                        (20,469)         (27,990)
Cash dividends paid                                                              (11,307)         (10,077)
                                                                              ----------     ------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            (108,940)         173,801
                                                                              ----------     ------------

    INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                               (27,719)          19,325

    CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                               315,987          326,768
                                                                              ----------     ------------

    CASH AND DUE FROM BANKS AT END OF PERIOD                                  $  315,987     $    346,093
                                                                              ==========     ============

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT SHARE DATA)




INCOME TAXES:
The Company made income tax payments of $20.3 million and $16.6 million during the six month period ended June 30, 1996 and 1995, respectively.

INTEREST:
The Company paid $89.7 million and $76.6 million in interest on deposits and other borrowings durin six month periods ended June 30, 1996 and 1995, respectively.

ACQUISITIONS:
During 1996, the Company recognized the exchange of 634 thousand shares of common stock for all the outstanding common shares of Bank of Gonzales Holding Company, Inc. The following reflects the assets acquired and liabilities assumed (in thousands):

    Fair value of assets acquired                                        $141,516

    Fair value of common stock issued and/or cash paid
       for common stock and other acquisition costs                        27,896
                                                                         --------
    Liabilities assumed                                                  $113,620
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

The condensed consolidated financial statements of Deposit Guaranty Corp. include the financial statements of Deposit Guaranty National Bank, a 98%-owned subsidiary, Deposit Guaranty Arkansas Corp., G & W Life Insurance Co., and Deposit Guaranty Louisiana Corp., wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


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

DGNB is a defendant in a class action lawsuit involving collateral protection insurance. The lawsuit generally alleges that DGNB violated various banking statutes and breached common law duties owed to the plaintiffs. While denying liability, DGNB negotiated a settlement of the class action lawsuit, which was approved by the court. Although the time within which the court's judgment may be appealed has not yet expired, all persons who might have a right to appeal that judgment according to the Fifth Circuit precedents have waived their right to do so. The settlement terms provide for a settlement fund of cash and loan credits of approximately $4 million and an injunction concerning DGNB's collateral protection insurance program, including a prohibition against collecting outstanding collateral protection insurance premiums or interest thereon from members of the class. In 1995, $3.5 million was accrued for this settlement. Management believes that this lawsuit will be resolved without a material adverse effect on the financial condition of the Company.

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

Effective January 1, 1996, the Company adopted the provisions of SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of SFAS No. 65." SFAS No. 122 provides guidance for recognition of mortgage servicing rights as an asset when a mortgage loan is sold or securitized and servicing rights retained. This statement also requires that impairment of mortgage servicing rights be measured as the difference between the carrying amount of the servicing rights and their current fair values. SFAS No. 122 is applied prospectively; therefore, the Company's prior period financial statements will not reflect the adoption of this pronouncement. The effect of this change during the first six months was to increase net income by approximately
$1.3 million.


NOTE D - ACQUISITIONS

At the end of the second quarter of 1996, the Company exchanged 634,000 shares of its common stock for all of the outstanding shares of Bank of Gonzales Holding Company, a $126 million asset bank holding company, in a transaction accounted for as a purchase business combination. The results of operations of this acquired company, which are not material, are included in the 1996 financial statements from the date of purchase.


At the end of the second quarter of 1996, Deposit Guaranty Mortgage Company completed its purchase of McAfee Mortgage and Investment Company, located in Lubbock, Texas, in a transaction accounted for as a purchase business combination. McAfee Mortgage and Investment Company has fifteen offices located throughout Texas and originated about $240 million in mortgage loans in 1995. The results of operations of this acquired company, which are not material, will be included in the 1996 financial statements beginning July 1, 1996.

On July 25, 1996, the Company entered into an agreement of merger with Tuscaloosa Bancshares, Inc., a bank holding company with approximately $41 million in total assets. The agreement requires the Company to issue 210,989 shares of its common stock in exchange for all of the common shares of Tuscaloosa Bancshares, Inc. The acquisition, which is expected to close in the fourth quarter of 1996, will be accounted for using the purchase accounting method. The Company has been authorized by its Board to purchase in the open market all or part of the Company's common shares to be exchanged in the acquisition.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Deposit Guaranty Corp.:

We have reviewed the condensed consolidated statement of condition of Deposit Guaranty Corp. and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1996 and 1995, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995.

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


Jackson, Mississippi
July 16, 1996

PART I.  Financial Information
ITEM 2.  Management's Discussion and Analysis of Financial  Condition and
             Results of Operations
             Deposit Guaranty Corp. and Subsidiaries

The following discussion reviews the financial condition and the results of operations of Deposit Guaranty Corp. (the Company) for the three-month and six month periods ending June 30, 1996 and 1995. This discussion should be read in conjunction with the condensed consolidated financial statements included in
Part I, Item I.

At the end of the third quarter of 1995, the Company acquired First Mortgage Corp. with a $1.1 billion dollar servicing portfolio and Merchants National
Bank with total assets of $280 million. At the end of the second quarter of 1996, the Company acquired Bank of Gonzales with total assets of approximately $126 million and McAfee Mortgage and Investment Company. These transactions were accounted for as purchases and, as such, the results of operations of these entities are included in the financial statements from the acquisition date and will affect the comparability of the financial statements for the first six months of 1995 and the first six months of 1996.

BALANCE SHEET

Total assets were $6.116 billion at June 30, 1996, compared to $6.026 billion
at December 31, 1995.   Securities increased $102 million, or 8%, from $1.338
billion at December 31, 1995 to $1.440 billion at June 30, 1996. Total loans increased $277 million, or 8%, from $3.579 billion at December 31, 1995 to $3.856 billion at June 30, 1996. Approximately $73 million of this increase is related to acquisitions. Excluding the effect of the acquisitions, total loans increased approximately $204 million due to increased consumer demand. In correlation with the increases in securities and loans was a significant decrease in Federal funds sold and securities purchased under agreements to resell which decreased 80% from $441 million at December 31, 1995 to $87 million at June 30, 1996 as these funds have been redeployed in the relatively higher yielding earning assets. Total deposits increased slightly to $4.804 billion at June 30, 1996 from $4.781 billion at December 31, 1995. Excluding the effect of the acquisitions, total deposits exhibited a 2% decrease due to a seasonal decrease in noninterest-bearing deposits. Long-term liabilities increased $99 million at June 30, 1996, compared to December 31, 1995, as a result of the second quarter 1996 issuance of $100 million in ten year fixed-rate long-term notes by the Company.

Total stockholders' equity increased to $556.4 million at June 30, 1996 compared to $539.1 million at December 31, 1995. Stockholders' equity increased $29 million as a result of earnings retained and $7 million due to the acquisition of the Bank of Gonzales Holding Company. These increases were partially offset by a $21 million decrease in the market valuation of securities available for sale, net of income taxes.

As of June 30, 1996, the Company had interest rate swap contracts with a total notional value of $124 million compared to $154 million at December 31, 1995 and $235 million at June 30, 1995. During the first six months of 1996, the Company was a counterparty to several short-term option contracts and recognized $991 thousand in noninterest income resulting from the premiums received on written covered call options. During the first six months of 1995, the Company sold interest rate swap contracts with notional amounts totaling $65 million for a net gain of $792 thousand. These swaps were hedging money market deposit accounts; therefore, the gain was amortized over the original life of the terminated swap contracts.

NET INCOME

Net income for the second quarter of 1996 was $20.4 million, or $1.07 per share, compared to $17.4 million, or $.91 per share, for the second quarter of
1995.    This increase in second quarter earnings was primarily due to increases in both net interest income and noninterest related sources of income. The increase of $4.3 million in net interest income resulted from a 9% growth in interest-earning assets. Noninterest income increased $6.9 million in the second quarter of 1996 compared to the same period in 1995 as a result of increases of $1.2 million from the adoption of a new accounting policy related to mortgage servicing rights, $2.8 million attributable to acquisitions, and growth in core business lines.

Net income for the six months ended June 30, 1996 was $41.9 million, or $2.18 per share, compared to $35.3 million, or $1.84 per share, for the same period in 1995. The increase in net income for 1996 was largely due to increases in net interest income and noninterest related sources of income. The increase in net interest income for the six month period resulted from a 12% growth in interest-earning assets primarily resulting from an 18% increase in average total loans. Noninterest income increased $15.4 million in the second quarter of 1996 compared to the same period in 1995. Of this increase, $2.0 million resulted from the adoption of the new accounting policy related to mortgage servicing rights, $5.5 million was attributable to acquisitions, $2.7 million resulted from the first quarter 1996 disposition of assets related to lease financing transactions and the remaining $5.2 million increase represents growth in core business lines.

The return on average assets for the first six months of 1996 was 1.42% compared to 1.33% for the same period in 1995. The return on average equity for the first six months of 1996 was 15.86% compared to 14.70% for 1995.


NET INTEREST INCOME

Net interest income for the second quarter of 1996 was $58.7 million, an increase of $4 million for the second quarter of 1995 primarily resulting from a 9% increase in average interest-earning assets which was primarily concentrated in loan volume. Average loan volumes during the second quarter of 1996 increased $543 million, or 17%, compared to the second quarter of 1995. This increase in average loan volumes can be attributed to internal growth in loans of 12% and a 5% increase in loans due to acquisitions. Average total loans, the most profitable interest-earning asset, as a percentage of total interest-earning assets increased from 65% during the second quarter of 1995 to 70% during the same period in 1996. Average money market assets grew to 6% of interest-earning assets in the second quarter of 1996 compared to 2% in the second quarter of 1995 as funds resulting from paydowns and the sale of securities were held temporarily in short-term money market assets while they were being reinvested in securities with more favorable interest rates and being utilized to fund loan growth. The net interest margin for the second quarter of 1996 was 4.68%, decreasing from 4.70% for the second quarter of 1995.

Net interest income for the first six months of 1996 was $116.5 million, an increase of 7%, from $108.5 million for the first six months of 1995 primarily resulting from a 12% increase in interest-earning assets. Of the increase in interest-earning assets, approximately 98% was due to increased average loan volumes which increased 19% to $3.7 billion in 1996 as compared to $3.1 billion in 1995. This increase in average loan volumes can be attributed to internal growth in loans of 14%, and a 5% increase in loans due to acquisitions.
Average total loans, the most profitable interest-earning asset, as a percentage of total interest-earning assets increased from 65% during the first six months of 1995 to 69% during the same period in 1996. The tax-equivalent net interest margin decreased from 4.73% for the first six months of 1995 to 4.64% for the same period in 1996. This decrease in the margin is primarily due to a decrease in the interest spread. The interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, decreased from 3.96% in 1995 to 3.88% in 1996 due to the yields on interest earning assets decreasing at a faster pace than interest rates paid on deposits.


OTHER OPERATING INCOME

Other operating income for the second quarter of 1996 was $27.9 million compared to $21.1 million for the second quarter of 1995. The increase in other operating income is primarily the result of acquisitions, the adoption of a new accounting pronouncement, and growth in core business lines.
Approximately $2.8 million of the second quarter 1996 other operating income represents an increase due to acquisitions occurring in the third quarter of 1995. The Company's adoption of SFAS No. 122 in January 1996, resulted in an increase in mortgage loan origination income of approximately $800 thousand in the second quarter of 1996 as compared to the same period in 1995. The remaining increase in noninterest income for the second quarter of 1995 compared to the second quarter of 1996 represents a $2.8 million, or 13%, growth in fees from core business lines primarily service charges on deposit accounts, broker/dealer fee income and other retail service fees.

Other operating income for the first six months increased $15.4 million from $42.2 million at June 30, 1995 to $57.6 million at June 30, 1996. The increase in other operating income is primarily due to acquisitions, gains on lease financing transactions, the adoption of a new accounting pronouncement, and growth in core business lines. Approximately $5.5 million of the increase during the first six months of 1996 was due to acquisitions occurring after the second quarter of 1995. A gain of $2.7 million occurred in the first quarter of 1996 resulting from the disposition of assets related to lease financing transactions. The Company's adoption of SFAS No. 122 resulted in an increase in mortgage loan origination income of $2.0 million for the first six months of 1996. The remaining increase in noninterest income for the six month period was attributable to growth in core fee revenue sources.

OTHER OPERATING EXPENSE

Other operating expense for the second quarter of 1996 was $56.1 million, an increase of $5.7 million, or 11%, over the second quarter of 1995 primarily due to acquisitions. Excluding the effects of the acquisitions, other operating expense was virtually flat as the underlying increase in salaries and employee benefits and consulting and professional fees were offset by the savings from the FDIC assessment reduction.

Excluding the effects of the acquisitions, salaries and employee benefits increased $1.9 million, or 7%, in the second quarter of 1996 compared to 1995 as a result of annual merit increases, employee incentive cost and increased employee benefit costs. Consultant fees increased $572 thousand for the second quarter of 1996 compared to 1995, primarily as a result of the cost of profit enhancement projects.

These overall increases in noninterest expense were somewhat offset by a decrease in the FDIC assessment and gains on the sale of other real estate. The FDIC assessment decreased $2.3 million for the second quarter of 1996 as compared to the same period in 1995 due to the elimination of premiums on insured deposits.

Other operating expense for the six months ended June 30, 1996 increased $13.5 million to $112.5 million in 1996 compared to $98.9 million for the same period in 1995. Approximately $11.2 million of this increase was a result of acquisitions made after the second quarter of 1995. The remaining increase is primarily the result of increases in salaries and employee benefits and consultant fees. Excluding the effects of the acquisitions, salaries and employee benefits increased $4.4 million during the first six months of 1996 compared to 1995 as a result of annual merit increases, employee incentive cost and increased employee benefit costs. Consultant fees increased $1 million in 1996 primarily as a result of the cost of profit enhancement projects.

These increases were somewhat offset by a decrease in the FDIC assessment of $4.7 million for the first six months of 1996 to compared to the same period in 1995 due to the elimination of premiums on insured deposits.

CREDIT QUALITY

The provision to the allowance for possible loan losses was $1.3 million for the second quarter of 1996 compared to a $1.0 million provision in 1995. The allowance for possible loan losses at June 30, 1996, was $60.3 million or 1.56% of total loans and 302% of nonperforming loans outstanding compared to $58.7 million or 1.64% of total loans and 262% of nonperforming loans at December 31, 1995. Net charge-offs for the second quarter of 1996 were $1.6 million, or
 .17% of average loans, compared to second quarter 1995 net charge-offs of $868 thousand, or .11% of average loans. Year-to-date net charge-offs were $2.7 million for 1996 compared to net recoveries of $815 thousand for 1995. Nonperforming loans decreased to $20.8 million at June 30, 1996, compared to $22.5 million at December 31, 1995 and $28.9 million at June 30, 1995.

CAPITAL

Total stockholders' equity increased to $556.4 million at June 30, 1996 compared to $539.1 million at December 31, 1995. This increase in stockholders' equity was primarily due to earnings retained and the acquisition of the Bank of Gonzales Holding Company. The Company's earnings for the first six months of 1996 were $41.9 million which were somewhat offset by dividend declarations of $13.1 million. During the second quarter of 1996, the Company issued approximately 634 thousand shares of its common stock with a market value of $27.9 million in the acquisition of the Bank of Gonzales Holding Company.

These increases in stockholders' equity were offset by the Company's repurchase of 443 thousand shares of the its common stock for $20.5 million in the first six months of 1996 and due to a $21.4 million decrease in the market valuation of securities available for sale, net of income taxes. The Company's common stock repurchase program is for the purpose of offsetting the shares issued in the specific acquisitions.

The Company maintains risk-based capital levels well in excess of the minimum guidelines adopted by the Federal Reserve Board for bank holding companies. The Company's tier 1 capital and total risk-based capital ratios at June 30, 1996 were 11.72% and 12.98%, respectively. This compares to a tier 1 capital ratio of 11.05% and total risk-based capital ratio of 12.30% at December 31, 1995. The Company's leverage ratio was 8.27% at June 30, 1996 compared to 7.87% at December 31, 1995.

The Company's banking subsidiaries have maintained leverage, tier 1 and total risk-based capital ratios well above the 5%, 6% and 10% minimum guidelines necessary to be categorized as "well capitalized" insured depository institutions under the guidelines set forth by the Federal Deposit Insurance Corporation Improvement Act of 1991.


LIQUIDITY

Liquidity for a financial institution can be expressed in terms of maintaining sufficient funds available to meet both expected and unanticipated obligations in a cost effective manner. Liquidity is maintained through the Company's ability to convert assets into cash, manage the maturities of liabilities and generate funds on a short-term basis, either through the national Federal funds market, backup lines of credit, or through the National CD market. The Company relies largely on core deposits to fund loan demand and long-term investments. During the first six months of 1996, the Company experienced the continuing trend of loan growth exceeding deposit growth which resulted in the loan to deposit ratio increasing to 78%. Additional funding for this loan growth was obtained from a reduction in investment portfolio securities.


The Company issued $100 million in fixed rate long-term notes during April 1996. These notes have original maturities of ten years and are included in long-term debt. In anticipation of lower interest rates, these notes were converted to floating-rate instruments using an interest rate swap contract. The proceeds from the sale of the notes have been used for general corporate purposes, including reductions in short-term borrowings and for current and potential future acquisitions.


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

Entities electing to continue using the accounting treatment outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees" are required to make pro forma disclosures of net income and net income per share, as if the fair value based method had been adopted.The accounting and disclosure requirements of this Statement are effective for transactions entered into in fiscal years beginning after December 15, 1995. The adoption of this statement did not have a material impact on the consolidated financial statements because the Company continued following the accounting treatment outlined in APB Opinion No. 25.

In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires that an entity recognize the financial and servicing assets it controls and the liabilities it has incurred. The entity will derecognize financial assets when control has been surrendered and derecognizes liabilities when extinguished. Consistent standards are provided by this Statement for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company is currently analyzing the impact that adoption of this Statement will have on its financial statements.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings described in Item 3 of the Registrant's annual report on Form 10-K (file number 0-4518) filed with the Commission for the fiscal year-ended December 31, 1995 and in Part II,
Item 1 of the Quarterly Report on Form 10-Q for the quarter ended March 31,
1996.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index


                                                   Table    Sequential
         Exhibit                                   Number   Page Number
         -------                                   ------   -----------
Plan of acquisition, reorganization,
arrangement, liquidation or succession               (2)        N/A

Amended articles of incorporation                    (3)        N/A



Instruments defining the rights of
security holders, including indentures               (4)        N/A

Material Contracts                                   (10)       N/A

Statements re: computation of per share
earnings                                             (11)        19


Letters re: unaudited interim financial
information                                          (15)        20


Letter re:  change in accounting
principles                                           (18)       N/A

Report furnished to security holders                 (19)       N/A

Published report regarding matters
submitted to vote of security holders                (22)       N/A

Consent of experts and counsel                       (23)       N/A

Power of attorney                                    (24)       N/A

Financial data schedule                              (27)        21

Additional exhibits                                  (99)       N/A





(b) The Company filed a report on Form 8-K, dated April 23, 1996, disclosing the issuance of $100 million in fixed-rate long-term debt.

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



DATE:   August 14, 1996                       /s/ Stephen E. Barker
        ---------------                       ---------------------
                                              Stephen E. Barker
                                              Controller and Principal
                                              Accounting Officer

                                 EXHIBIT INDEX


                                                   Table
         Exhibit                                   Number
         -------                                   ------
Plan of acquisition, reorganization,
arrangement, liquidation or succession               (2)

Amended articles of incorporation                    (3)



Instruments defining the rights of
security holders, including indentures               (4)

Material Contracts                                   (10)



Statements re: computation of per share
earnings                                             (11)


Letters re: unaudited interim financial
information                                          (15)


Letter re:  change in accounting
principles                                           (18)

Report furnished to security holders                 (19)

Published report regarding matters
submitted to vote of security holders                (22)

Consent of experts and counsel                       (23)

Power of attorney                                    (24)

Financial data schedule                              (27)

Additional exhibits                                  (99)