Form 10-Q
period 1996-09-30
DEPOSIT GUARANTY CORP
filed 1996-11-14
CIK 28209

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                         Commission File Number 0-4518





                             DEPOSIT GUARANTY CORP.
               -------------------------------------------------
               (Exact Name Of Registrant As Specified In Charter)



          Mississippi                                   64-0472169
-------------------------------                ----------------------------
(State or other Jurisdiction of                (IRS Employer Identification
Incorporation or Organization)                            Number)



                   210 East Capitol Street, Jackson, MS 39201
                   ------------------------------------------
                    (Address Of Principal Executive Offices)
                                   (Zip Code)



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

               Shares Of Common Stock, No Par Value, Outstanding
                      As Of September 30, 1996: 19,432,016

  PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS
  DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
  (IN THOUSANDS EXCEPT SHARE DATA)

                                                       SEPTEMBER 30,     December 31,
                                                           1996              1995
                                                       ------------------------------
  ASSETS
    Cash and due from banks                               $348,955          $343,706
    Interest-bearing bank balances                           3,751                --
    Federal funds sold and securities
      purchased under agreements to resell                 179,363           441,015
    Trading account securities                               5,685             3,381
    Securities available for sale                        1,230,067         1,199,391
    Investment securities (market value:
      1996 - $160,101; 1995 - $141,649)                    155,081           139,033
    Loans, net of unearned income                        3,893,340         3,579,302
                 Allowance for possible loan losses        (61,342)          (58,719)
                                                        ----------        ----------
      Net loans                                          3,831,998         3,520,583
    Bank premises and equipment                            147,570           144,340
    Other assets                                           279,929           234,750
                                                        ----------        ----------
      TOTAL ASSETS                                      $6,182,399        $6,026,199
                                                        ==========        ==========

  LIABILITIES
    Deposits:
      Noninterest-bearing                               $1,076,439        $1,094,627
      Interest-bearing                                   3,806,641         3,686,032
                                                        ----------        ----------
      Total deposits                                     4,883,080         4,780,659
    Federal funds purchased, securities
      sold under agreements to repurchase
      and other short-term borrowings                      511,417           599,482
    Long-term liabilities                                   99,392                --
    Other liabilities                                      126,493           107,005
                                                        ----------        ----------
      TOTAL LIABILITIES                                  5,620,382         5,487,146
                                                        ----------        ----------

  STOCKHOLDERS' EQUITY
    Cumulative preferred stock, no par value,
      authorized:  25,000,000 shares of class A
      voting; and 25,000,000 shares of class B
      non-voting; issued and outstanding:  none                 --                --
    Common stock, no par value, authorized
      100,000,000 shares; issued and outstanding:
      1996 - 19,432,016 shares; 1995 - 19,379,643
      shares                                                21,314            21,257
    Surplus                                                169,904           171,073
    Retained earnings                                      371,913           327,633
    Market valuation for securities available for
      sale, net of income taxes                             (1,114)           19,090
                                                        ----------        ----------
      TOTAL STOCKHOLDERS' EQUITY                           562,017           539,053
                                                        ----------        ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $6,182,399        $6,026,199
                                                        ==========        ==========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS EXCEPT SHARE DATA)

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                         -----------------------      -----------------------
                                                             1996       1995              1996       1995
                                                         -----------------------      -----------------------
INTEREST INCOME
  Interest and fees on loans                             $   85,231   $   74,579      $  241,682   $  209,304
  Interest on investment securities:
    Taxable                                                   2,449       24,738           7,844       71,837
    Exempt from Federal income tax                               --        2,121              --        6,483
  Interest on securities available for sale:
    Taxable                                                  18,316        1,368          53,715        2,273
    Exempt from Federal income tax                            2,824           61           8,635          111
  Interest on trading account securities                         85           99             298          236
  Interest on Federal funds sold and securities
    purchased under agreements to resell                      1,801        1,029           7,868        3,652
  Interest on bank balances                                      45           12             303        1,153
                                                         -----------------------      -----------------------
    TOTAL INTEREST INCOME                                   110,751      104,007         320,345      295,049
                                                         -----------------------      -----------------------
INTEREST EXPENSE
  Interest on deposits                                       38,346       36,633         112,722      104,739
  Interest on Federal funds purchased, securities
    sold under agreements to repurchase and
    other short-term borrowings                               6,154        8,921          21,146       22,389
  Interest on long-term debt                                  1,506           --           2,580           --
                                                         -----------------------      -----------------------
    TOTAL INTEREST EXPENSE                                   46,006       45,554         136,448      127,128
                                                         -----------------------      -----------------------
NET INTEREST INCOME                                          64,745       58,453         183,897      167,921
  Provision for possible loan losses                          1,335        1,040           4,005        2,040
                                                         -----------------------      -----------------------
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                                       63,410       57,413         179,892      165,881
                                                         -----------------------      -----------------------
OTHER OPERATING INCOME
  Service charges on deposit accounts                         9,107        8,211          26,006       23,566
  Fees for trust services                                     3,924        3,564          11,601       10,565
  Gains on securities available for sale                          6           69              79           88
  Other service charges, commissions
    and fees                                                 14,305       10,233          42,091       28,188
  Other income                                                2,007        1,887           7,155        3,772
                                                         -----------------------      -----------------------
    TOTAL OTHER OPERATING INCOME                             29,349       23,964          86,932       66,179
                                                         -----------------------      -----------------------
OTHER OPERATING EXPENSE
  Salaries and employee benefits                             32,413       27,931          94,436       80,490
  Net occupancy expense                                       4,182        3,643          11,613       10,149
  Equipment expense                                           4,479        3,983          12,827       11,873
  Service fees                                                4,099        2,883          11,437        8,366
  Communication                                               2,792        2,066           7,792        6,427
  FDIC assessment                                                 2         (342)             93        4,462
  Advertising and public relations                            2,479        1,856           7,389        6,274
  Other expense                                               8,821        8,596          26,140       21,490
                                                         -----------------------      -----------------------
    TOTAL OTHER OPERATING EXPENSE                            59,267       50,616         171,727      149,531
                                                         -----------------------      -----------------------
INCOME BEFORE INCOME TAXES                                   33,492       30,761          95,097       82,529
  Income tax expense                                         11,292       10,050          30,972       26,472
                                                         -----------------------      -----------------------
NET INCOME                                               $   22,200   $   20,711      $   64,125   $   56,057
                                                         =======================      =======================

NET INCOME PER SHARE                                     $     1.14   $     1.09      $     3.32   $     2.93
WEIGHTED AVERAGE SHARES OUTSTANDING                      19,623,909   19,133,117      19,310,085   19,141,161

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                            1996             1995
                                                                        -------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $    64,125   $    56,057
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Provision for possible loan losses                                          4,005         2,040
    Provision for possible losses on other real estate                            119         --
    Provision for depreciation and amortization                                22,143        18,023
    Provision for deferred income tax expense (benefit)                         1,093        (2,604)
    Amortization (accretion) of premium (discount) on
       investment securities, net                                                 424       (27,255)
    Accretion of discount on securities available for sale, net                (2,701)          (81)
    Accretion of discount on long-term debt                                        11         --
    Deferred loan fees and costs                                               (1,865)       (2,112)
    Increase (decrease) in other liabilities                                   (8,395)      (37,967)
    Increase in other assets                                                   (5,838)      (41,576)
    Net cash (paid) received for loans held for resale                          1,804       (61,284)
    Gains on securities available for sale                                        (79)          (88)
    Other, net                                                                  3,029           342
                                                                          -----------   -----------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         77,875       (96,505)
                                                                          -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing bank balances                      (3,751)      135,298
Proceeds from sales of securities available for sale                        1,148,382        71,716
Proceeds from maturities and principal repayments of investment
  securities                                                                   35,961       640,491
Proceeds from maturities and principal repayments of securities
  available for sale                                                          489,557        17,519
Purchases of investment securities                                            (51,844)     (608,075)
Purchases of securities available for sale                                 (1,649,407)      (50,332)
Net decrease in Federal funds sold and securities
  purchased under agreements to resell                                        262,656        36,767
Net increase in loans                                                        (243,804)     (303,973)
Proceeds from sales of other real estate                                        3,818         2,835
Purchases of bank premises and equipment                                      (13,766)      (11,211)
Proceeds from sales of bank premises and equipment                                341           289
Payment for purchase of common stock of acquired company
  and other acquisition costs                                                  (3,586)      (19,925)
Cash and due from banks of acquired companies                                   5,772        24,996
                                                                          -----------   -----------
    NET CASH USED BY INVESTING ACTIVITIES                                     (19,671)      (63,605)
                                                                          -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                            (5,837)      149,885
Net increase (decrease) in Federal funds purchased,
  securities sold under agreements to repurchase,
  and other short-term borrowings                                             (98,463)       52,547
Proceeds from issuance of long-term debt                                       99,381         --
Proceeds from the exercise of common stock options                              2,441           787
Purchases of common stock                                                     (32,713)      (40,416)
Cash dividends paid                                                           (17,764)      (15,571)
                                                                          -----------   -----------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          (52,955)      147,232
                                                                          -----------   -----------
    INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                              5,249       (12,878)

    CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                            343,706       326,768
                                                                          -----------   -----------
    CASH AND DUE FROM BANKS AT END OF PERIOD                              $   348,955   $   313,890
                                                                          ===========   ===========

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT SHARE DATA)


INCOME TAXES:

The Company made income tax payments of $28.8 million and $24.5 million during the nine month periods ended September 30, 1996 and 1995, respectively.

INTEREST:

The Company paid $136.0 million and $124.3 million in interest on deposits and other borrowings during the nine month periods ended September 30, 1996 and 1995, respectively.

ACQUISITIONS:

During 1996, the Company exchanged 634 thousand shares of common stock in a purchase business combination, for all the outstanding common shares of Bank of Gonzales Holding Company, Inc. The following reflects the assets acquired and liabilities assumed (in thousands):

    Fair value of assets acquired                           $141,516

    Fair value of common stock issued and/or cash paid
       for common stock and other acquisition costs           27,896
                                                            --------
    Liabilities assumed                                     $113,620
                                                            ========

During 1996, the Company acquired, in a purchase business combination, the common stock of McAfee Mortgage & Investment Company. The following reflects cash paid, assets acquired and liabilities assumed (in thousands):

    Fair value of assets acquired                           $ 18,073

    Cash paid for common stock and other acquisition           3,571
                                                            --------
    Liabilities assumed                                     $ 14,502
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

This statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material impact on the consolidated financial statements.

Effective January 1, 1996, the Company adopted the provisions of SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of SFAS No. 65." SFAS No. 122 provides guidance for recognition of mortgage servicing rights as an asset when mortgage loans are sold or securitized and servicing rights retained. This statement also requires that an impairment of mortgage servicing rights be measured as the difference between the carrying amount of the servicing rights and their current fair values. SFAS No. 122 is applied prospectively; therefore, the Company's prior period financial statements do not reflect the adoption of this pronouncement. The effect of this change during the nine month period ended September 30, 1996 was to increase net income by approximately $2.8 million.


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

At the end of the second quarter of 1996, Deposit Guaranty Mortgage Company completed its purchase of McAfee Mortgage and Investment Company, located in Lubbock, Texas, in a transaction accounted for as a purchase business combination. McAfee Mortgage and Investment Company has fifteen offices located throughout Texas and originated approximately $240 million in mortgage loans in 1995. The results of operations of this acquired company, which are not material, are included in the 1996 financial statements beginning July 1, 1996.

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

On August 23, 1996, the Company entered into a definitive agreement to acquire Jefferson Guaranty Bancorp, a one bank holding company, located in Metairie, Louisiana, with approximately $300 million in total assets. Under the agreement, the Company will pay a combination of its common stock and cash for all of the outstanding common stock and common stock equivalents of Jefferson Guaranty Bancorp which are expected to total 1,745,491 shares at closing.

Each of these shares will be exchanged for $29.00 in cash or .637363 shares of the Company's common stock at the shareholder's election. Under the agreement, the Company's common stock will represent in aggregate at least 55 percent but no more than 80 percent of the value received. The transaction, which will be accounted for as a purchase business combination, is expected to be consummated during the first quarter of 1997. The Company has been authorized by its Board to purchase in the open market all or part of the Company's common shares to be exchanged in the acquisition.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Deposit Guaranty Corp.:

We have reviewed the condensed consolidated statement of condition of Deposit Guaranty Corp. and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1996 and 1995, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995.

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


                                        /s/KPMG PEAT MARWICK LLP
                                        ----------------------------------
                                        KPMG PEAT MARWICK LLP


Jackson, Mississippi
October 15, 1996

PART I.  Financial Information

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations
           Deposit Guaranty Corp. and Subsidiaries

The following discussion reviews the financial condition and the results of operations of Deposit Guaranty Corp. (the Company) for the three-month and nine month periods ended September 30, 1996 and 1995. This discussion should be read in conjunction with the condensed consolidated financial statements included in
Part I, Item I.

At the end of the third quarter of 1995, the Company acquired First Mortgage Corp. which had a $1.1 billion dollar servicing portfolio and Merchants National Bank with total assets of $280 million. At the end of the second quarter of 1996, the Company acquired Bank of Gonzales which had total assets of approximately $126 million and McAfee Mortgage and Investment Company. These transactions were accounted for as purchases and, as such, the results of operations of these entities are included in the financial statements from the acquisition dates and affect the comparability of the financial statements for the nine month periods ended September 30, 1995 and 1996.


BALANCE SHEET

Total assets were $6.182 billion at September 30, 1996, compared to $6.026 billion at December 31, 1995. Approximately $115 million of the increase in total assets is related to acquisitions occurring in 1996. Securities increased $47 million, or 4%, from $1.338 billion at December 31, 1995 to $1.385 billion at September 30, 1996. Total loans increased $314 million, or 9%, from $3.579 billion at December 31, 1995 to $3.893 billion at September 30, 1996. Excluding the effect of the acquisitions, total loans increased approximately $227 million, or 6%. In correlation with the increases in securities and loans was a significant decrease in Federal funds sold and securities purchased under agreements to resell which decreased 59% from $441 million at December 31, 1995 to $179 million at September 30, 1996 as these funds have been redeployed in the relatively higher yielding earning assets. Total deposits increased $102 million to $4.883 billion at September 30, 1996 from $4.781 billion at December 31, 1995. Excluding the effect of the acquisitions, total deposits remained relatively flat. Long-term liabilities increased $99 million at September 30, 1996 compared to December 31, 1995, as a result of the second quarter 1996 issuance of $100 million in ten year fixed rate notes by the Company.

Total stockholders' equity increased to $562.0 million at September 30, 1996 compared to $539.1 million at December 31, 1995. Stockholders' equity increased $44.3 million as a result of earnings retained and $4.9 million due to the acquisitions, net of stock repurchases. These increases were partially offset by a $20.2 million decrease in the market valuation of securities available for sale, net of income taxes.

As of September 30, 1996, the Company had interest rate swap contracts with a total notional value of $123 million compared to $154 million at December 31, 1995 and at September 30, 1995.

During the nine months ended September 30, 1996, the Company was a counterparty to several short-term option contracts and recognized $1.4 million in noninterest income resulting from the premiums received on written covered call options. During the first nine months of 1995, the Company sold interest rate swap contracts with notional amounts totaling $65 million for a net gain of $792 thousand. These swaps were hedging money market deposit accounts; therefore, the gain was amortized over the original life of the terminated swap contracts.

NET INCOME

Net income for the third quarter of 1996 was $22.2 million, or $1.14 per share, compared to $20.7 million, or $1.09 per share, for the third quarter of 1995. This increase in third quarter earnings was primarily due to increases in net interest income and noninterest related sources of income. The increase of $6.3 million in net interest income resulted primarily from a 7% growth in interest-earning assets. Noninterest income increased $5.4 million and included increases of approximately $1.6 million from the adoption of a new accounting policy related to mortgage servicing rights, approximately $1 million attributable to acquisitions and $2.8 million resulting from continued growth in other core business lines. Noninterest expense increased $8.7 million in the third quarter of 1996 compared to the same period in 1995 primarily as a result of $2.3 million related to acquisitions and $3.2 million in personnel related costs.

Net income for the nine months ended September 30, 1996 was $64.1 million, or $3.32 per share, compared to $56.1 million, or $2.93 per share, for the same period in 1995. The increase in net income for 1996 was largely due to increases in net interest income and noninterest related sources of income. The increase in net interest income for the nine month period resulted from a 10% growth in interest-earning assets primarily resulting from a 17% increase in average total loans. Noninterest income increased $20.8 million for the nine months ended September 30, 1996 compared to the same period in 1995. Of this increase, $4.8 million resulted from the adoption of the new accounting policy related to mortgage servicing rights, $6.4 million was attributable to acquisitions, $2.7 million resulted from the first quarter 1996 disposition of assets related to lease financing transactions, and $1.4 million due to premiums received from the Company's written covered call program. The remaining $5.5 million increase represents growth in core business lines. These increases in noninterest income sources were offset by an increase in noninterest expenses of $22.2 million for the nine month period. This increase in noninterest expense resulted primarily from increases of $18.8 million related to acquisitions and $6.5 million in personnel related expense.

The return on average assets for the first nine months of 1996 was 1.43% compared to 1.37% for the same period in 1995. The return on average equity for the first nine months of 1996 was 15.82% compared to 15.35% for 1995.

NET INTEREST INCOME

Net interest income for the third quarter of 1996 increased $6.3 million, or 11% from the third quarter of 1995 primarily resulting from a 7% increase in average interest-earning assets which was primarily concentrated in loan volume.

Average loan volumes during the third quarter of 1996 increased $519 million, or 15%, compared to the third quarter of 1995. This increase can be attributed to internal growth in loans of 13% and a 2% increase in loans due to acquisitions occurring after the third quarter of 1995. Average total loans, the highest yielding interest-earning asset, increased as a percentage of total interest-earning assets from 66% during the third quarter of 1995 to 71% during the same period in 1996. The net interest margin for the third quarter of 1996 was 4.90%, increasing from 4.72% for the third quarter of 1995.

Net interest income for the nine month period ended September 30, 1996 increased $16 million, or 10%, from the same period in 1995 primarily resulting from a 10% increase in interest-earning assets. The increase in interest-earning assets was primarily attributable to increased average loan volumes which increased 17% to $3.7 billion in 1996 as compared to 1995. This increase in average loan volumes can be attributed to internal growth in loans of 16%, and a 1% increase in loans due to acquisitions. The net interest margin remained stable at 4.73% for the nine months ended September 30, 1996 and the same period in 1995.


OTHER OPERATING INCOME

Other operating income for the third quarter of 1996 was $29.3 million compared to $24.0 million for the third quarter of 1995. This 22% increase in other operating income is primarily the result of acquisitions, the adoption of a new accounting pronouncement, and growth in core business lines. Approximately
$1 million of the third quarter 1996 other operating income represents an increase due to acquisitions. The Company's adoption of SFAS No. 122 in January 1996, attributed to an increase in mortgage loan origination income of approximately $1.6 million in the third quarter of 1996 as compared to the same period in 1995. The remaining increase in noninterest income for the third quarter of 1995 compared to the second quarter of 1996 represents a $2.8 million growth in fees from core business lines, primarily mortgage loan servicing fees, service charges on deposit accounts, broker/dealer fee income and other retail service fees.

Other operating income for the nine month period ended September 30, 1996, increased $20.8 million from $66.2 million at September 30, 1995 to $86.9 million at September 30, 1996.

The increase in other operating income is primarily due to acquisitions, gains on lease financing transactions, the adoption of a new accounting pronouncement, premiums received on the Company's written covered call option program, and growth in core business lines. Approximately $6.4 million of the increase during the nine month period in 1996 was due to acquisitions. A gain of $2.7 million occurred in the first quarter of 1996 resulting from the disposition of assets related to lease financing transactions. The Company's adoption of SFAS No. 122 resulted in an increase in mortgage loan origination income of $4.8 million for the nine month period ended September 30, 1996. The Company's written covered call option program earned $1.4 million due to premiums received on expired written option contracts. The remaining $5.4 million increase in noninterest income for the nine month period was attributable to growth in core fee revenue sources.

OTHER OPERATING EXPENSE

Other operating expense for the third quarter of 1996 was $59.3 million, an increase of $8.7 million, or 17%, over the third quarter of 1995 primarily due to acquisitions and increased personnel costs. Noninterest expense increased $2.3 million as a result of acquisitions. Excluding the effects of the acquisitions, salaries and employee benefits increased $3.2 million, or 12%, in the third quarter of 1996 compared to 1995 as a result of annual merit increases, employee incentive cost, and increased employee benefit costs.

Other operating expense for the nine months ended September 30, 1996 increased $22.2 million to $171.7 million in 1996 compared to $149.5 million for the same period in 1995. Approximately $18.8 million of this increase was a result of acquisitions. The remaining increase is primarily the result of increases in salaries and employee benefits and consultant fees. Excluding the effects of the acquisitions, salaries and employee benefits increased $6.5 million, or 8%, during the nine month period ended September 30, 1996 compared to the same period in 1995 as a result of annual merit increases, employee incentive cost and increased employee benefit costs. Consultant fees increased $1.4 million in 1996 primarily as a result of the cost of profit enhancement projects.

These increases were somewhat offset by a decrease in the FDIC assessment of $4.4 million for the nine month period ended September 30, 1996 compared to the same period in 1995 due to the reduction of premiums on insured deposits.

CREDIT QUALITY

The provision for possible loan losses was $1.3 million for the third quarter of 1996 compared to a $1.0 million provision for the third quarter of 1995. The allowance for possible loan losses at September 30, 1996, was $61.3 million or 1.58% of total loans and 375% of nonperforming loans outstanding compared to $58.7 million or 1.64% of total loans and 262% of nonperforming loans at December 31, 1995. Net charge-offs for the third quarter of 1996 were $317 thousand, or .03% of average loans, compared to third quarter 1995 net charge-offs of $756 thousand, or .10% of average loans. Year-to-date net charge-offs were $3.0 million for 1996 compared to net charge-offs of $1.6 million for the same period in 1995. Nonperforming loans decreased to $16.4 million at September 30, 1996, compared to $22.5 million at December 31, 1995 and $30.2 million at September 30, 1995.


CAPITAL

Total stockholders' equity increased to $562 million at September 30, 1996 compared to $539.1 million at December 31, 1995. This increase in stockholders' equity was primarily due to earnings retained and acquisitions, net of stock repurchases. The Company's earnings for the first nine months of 1996 were $64.1 million which were partially offset by dividend declarations of $19.8 million. During the second quarter of 1996, the Company issued approximately 634 thousand shares of its common stock with a market value of $27.9 million in the acquisition of the Bank of Gonzales Holding Company.

These increases in stockholders' equity were offset by the Company's repurchase of 706 thousand shares of its common stock for $32.7 million in the nine month period in 1996 and a $20.2 million decrease in the market valuation of securities available for sale, net of income taxes. The Company's common stock repurchases were for the purpose of offsetting the shares issued in specific acquisitions.

The Company maintains risk-based capital levels well in excess of the minimum guidelines adopted by the Federal Reserve Board for bank holding companies. The Company's tier 1 capital and total risk-based capital ratios at September 30, 1996 were 11.02% and 12.27%, respectively. This compares to a tier 1 capital ratio of 11.05% and total risk-based capital ratio of 12.30% at December 31, 1995. The Company's leverage ratio was 8.13% at September 30, 1996 compared to 7.87% at December 31, 1995.

The Company's banking subsidiaries have maintained leverage, tier 1 and total risk-based capital ratios well above the 5%, 6% and 10% minimum guidelines necessary to be categorized as "well capitalized" insured depository institutions under the guidelines set forth by the Federal Deposit Insurance Corporation Improvement Act of 1991.


LIQUIDITY

Liquidity for a financial institution can be expressed in terms of maintaining sufficient funds available to meet both expected and unanticipated obligations in a cost effective manner. Liquidity is maintained through the Company's ability to convert assets into cash, manage the maturities of liabilities and generate funds on a short-term basis, either through the national Federal funds market, backup lines of credit, or through the National CD market. The Company relies largely on core deposits to fund loan demand and long-term investments. During the nine month period ended September 30, 1996, the Company experienced the continuing trend of loan growth exceeding deposit growth which resulted in loan to deposit ratio increasing to 80%. Additional funding for this loan growth was obtained from a reduction in short-term investments.

The Company issued $100 million in fixed rate long-term notes during April 1996. These notes have original maturities of ten years and are included in long-term debt.


In order to better manage interest rate risk, these notes were converted to floating rate instruments using an interest rate swap contract. The proceeds from the sale of the notes are for general corporate purposes, including reductions in short-term borrowings and for current and future acquisitions.


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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings described in Item 3 of the Registrant's annual report on Form 10 -K (file number 0-4518) filed with the Commission for the fiscal year ended December 31, 1995 and in Part II., Item 1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index


                                             Table                 Sequential
         Exhibit                             Number                Page Number
         -------                             ------                -----------
Plan of acquisition, reorganization,
arrangement, liquidation or succession        (2)                      N/A

Articles of incorporation                     (3)                      N/A


Instruments defining the rights of
security holders, including indentures        (4)                      N/A

Material Contracts                            (10)                     N/A


Statements re: computation of per share
earnings                                      (11)                      20


Letters re: unaudited interim financial
information                                   (15)                      21


Letter re:  change in accounting
principles                                    (18)                     N/A

Report furnished to security holders          (19)                     N/A

Published report regarding matters
submitted to vote of security holders         (22)                     N/A

Consent of experts and counsel                (23)                     N/A

Power of attorney                             (24)                     N/A

Financial data schedule                       (27)                      22

Additional exhibits                           (99)                     N/A

--------------

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                DEPOSIT GUARANTY CORP.
                                                --------------------------------
                                                     (Registrant)



DATE: November 14, 1996                         /s/ Stephen E. Barker
      -----------------                         --------------------------------
                                                Stephen E. Barker
                                                Controller and Principal
                                                Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  11          Statements re: computation of per share earnings

  15          Letters re: unaudited interim financial information

  27          Financial Data Schedule
