Form 10-K405
period 1996-12-31
DEPOSIT GUARANTY CORP
filed 1997-03-31
CIK 28209

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


   For the fiscal year ended DECEMBER 31, 1996 Commission file number 0-4518


                             DEPOSIT GUARANTY CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)


              MISSISSIPPI                                  64-0472169
              -----------                                  ----------
   (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification No.)

  210 EAST CAPITOL STREET, JACKSON, MS                       39201
  ------------------------------------                       -----
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 3, 1997: $1,083,820,988.

Common stock, no par value, outstanding as of March 3, 1997: 40,778,218 shares

Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on April 15, 1997, are incorporated in Parts III and IV of this report.

================================================================================

                             CROSS REFERENCE INDEX




                                                                         Page
                                                                         ----
PART I    Item 1   Business                                                4-7
                   Statistical data required by Exchange
                   Act Guide 3 and Securities Act Guide
                   3 included in Management's Discussion
                   and Analysis                                           9-28
          Item 2   Properties                                                7
          Item 3   Legal Proceedings                                         8
          Item 4   There has been no submission of matters to a
                   vote of shareholders during the quarter ended
                   December 31, 1996.

PART II   Item 5   Market for Registrant's Common Equity
                   and Related Stockholder Matters                       24,28
          Item 6   Selected Financial Data                                   9
          Item 7   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operation                                           9-28
          Item 8   Financial Statements and
                   Supplementary Data:
                   Consolidated Statements of Condition -
                   December 31, 1996 and 1995                               29
                   Consolidated Statements of Earnings -
                   Years Ended December 31, 1996,
                   1995, and 1994                                           30
                   Consolidated Statements of Changes in
                   Stockholders' Equity - Years
                   Ended December 31, 1996, 1995,
                   and 1994                                                 31
                   Consolidated Statements of Cash Flows -
                   Years Ended December 31, 1996,
                   1995, and 1994                                           32
                   Notes to Consolidated Financial Statements            33-46
                   Independent Auditors' Report                             47

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

* Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.

BUSINESS

General

         Deposit Guaranty Corp. (the "Company") is a Mississippi business corporation organized in 1968 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended and is headquartered in Jackson, Mississippi. During 1996, the Company conducted its business through its banking subsidiaries, the largest of which are the 98%-owned Deposit Guaranty National Bank ("Deposit Guaranty") with $4.5 billion in assets and the 100%-owned Commercial National Bank (Commercial) with $1.2 billion in assets, two other banking subsidiaries and its various bank-related subsidiaries. Through its subsidiaries, which includes 205 banking offices, the Company serves customers primarily in Mississippi, Louisiana, and Arkansas, offering complete banking, mortgage banking, discount brokerage and trust services. The Company also provides mortgage banking services in Texas, Nebraska and Oklahoma through two of its subsidiaries.

         On June 29, 1996, the Company purchased Bank of Gonzales Holding Company, a $126 million asset bank holding company located in Gonzales, Louisiana in a transaction accounted for as a purchase business combination. The results of operations of this acquired company, which are not material, are included in the 1996 financial statements from the date of acquisition.

         On June 29, 1996, the Company purchased McAfee Mortgage and Investment Company, located in Lubbock, Texas, in a transaction accounted for as a purchase business combination. McAfee Mortgage and Investment Company has fifteen offices located throughout Texas and originated approximately $240 million in mortgage loans in 1995. The results of operations of this acquired company which are not material, are included in the 1996 financial statements from the date of acquisition

         On November 1, 1996, the Company purchased Tuscaloosa Bancshares, Inc., a bank holding company with approximately $41 million in total assets located in Denham Springs, Louisiana in a transaction accounted for as a purchase business combination. The results of operations of this acquired company, which are not material, are included in the 1996 financial statements beginning July 1, 1996.

         On December 26, 1996, a definitive agreement was reached to acquire First Capital Bancorp., Inc., a bank holding company located in Monroe, Louisiana with approximately $186 million in total assets. The transaction, which will be accounted for as a pooling of interests, is subject to the approval of the stockholders of First Capital Bancorp., Inc. and regulatory authorities and is expected to be consummated during the first quarter of 1997.

         On January 3, 1997, the acquisition of Jefferson Guaranty Bancorp, a one bank holding company, located in Metairie, Louisiana, with approximately $300 million in total assets was consummated. The Company paid a combination of 1,759,688 shares its common stock and $10 million in cash for all of the outstanding common stock of Jefferson Guaranty Bancorp. The transaction was accounted for as a purchase business combination.

         On February 20, 1997, a definitive agreement was reached to acquire NBC Financial Corporation, a bank holding company located in Baton Rouge, Louisiana with approximately $70 million in total assets. The transaction, which will be accounted for as a purchase business combination, is subject to the approval of the stockholders of NBC Financial Corporation and regulatory authorities and is expected to be consummated during the second quarter of 1997.

         During the first quarter of 1997, the Board of Directors of the Company approved a plan to merge Deposit Guaranty National Bank into Deposit Guaranty Interim National Bank, a newly formed subsidiary. Each outstanding share of Deposit Guaranty National Bank common stock will be exchanged for
9.667 shares of Company common stock. The Company owns all of the shares of Deposit Guaranty Interim National Bank and 97.9% of the shares of Deposit Guaranty National Bank. The Company's Board of Directors has also authorized the purchase of all or part of the Company's common shares to be exchanged as part of the acquisition. The acquisition is expected to be consummated during the second quarter of 1997.

        During the first quarter of 1997, the Board of Directors of the Company approved the use of an accelerated share repurchase program with a third party as a means of accomplishing previously approved and future share repurchases in connection with specific purchase business combinations.

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

         The Company's subsidiary banks are subject to restrictions under federal law applicable to certain transactions between each of them and the Company and its nonbanking subsidiaries, including loans, other extensions of credit, investments or asset purchases. Such transactions between any subsidiary bank and the Company or any nonbanking subsidiary are limited in amount to 10% of such subsidiary bank's capital and surplus. The total of such transactions between any subsidiary bank and the Company and certain of its affiliates, with certain exceptions, is limited to an aggregate of 20% of such subsidiary bank's capital and surplus. Furthermore, loans and extensions of credit from a subsidiary bank to the Company or its nonbank affiliates are required to be secured in specified amounts by specified types of collateral. At December 31, 1996, the banks could lend the Company a maximum of approximately $33.0 million in aggregate.

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

         The Company's subsidiary banks are subject to FDIC deposit insurance assessments. These insured depository institutions qualified for the lowest assessment allowed by FDICIA. Beginning in 1997, the FDIC will assess the banks only for the purpose of retiring debt of the Financing Corporation
(FICO). This assessment will be charged at an annual rate of $.013 of Bank Insurance Fund deposits.

         During 1996, the Company and its subsidiaries were engaged in the general banking business and activities closely related to banking or to managing or controlling banks, as authorized by the laws of the United States and regulations pursuant thereto. The Company's banking subsidiaries comprise more than 99% of the related combined revenue, profits and assets of all industry segments of the Company.

COMPETITION

         The Company is a leader in the majority of its markets. Deposit Guaranty, located throughout Mississippi, is the second largest bank in Mississippi. Commercial is the sixth largest bank in Louisiana.

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


PERSONNEL

         On December 31, 1996, the Company and its subsidiaries had approximately 3,193 full-time equivalent employees.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The chart provided below contains certain information concerning the executive officers of the Company and its principal subsidiaries.

                                 Position(s) And Office(s)
                                   Held With the Company             Assumed
            Name           Age       And Subsidiaries           Present Office(s)
            ----           ---       ----------------           -----------------
E. B. Robinson, Jr.         55   Chairman of the Board and      January 1, 1984
                                 Chief Executive Officer
                                 of the Company and Deposit
                                 Guaranty

Howard L. McMillan, Jr.     58   President and Chief            January 1, 1984
                                 Operating Officer of the
                                 Company and Deposit
                                 Guaranty

Thomas M. Hontzas           52   Executive Vice President       May 18, 1982
                                 of the Company and
                                 Deposit Guaranty

(Continued)

                                 Position(s) And Office(s)
                                   Held With the Company             Assumed
            Name           Age       And Subsidiaries           Present Office(s)
            ----           ---       ----------------           -----------------
W. Parks Johnson            54   Executive Vice President       February 16, 1994
                                 of the Company and
                                 Deposit Guaranty

James S. Lenoir             54   Executive Vice President       February 15, 1983
                                 and Chief Credit Officer
                                 of the Company and Deposit
                                 Guaranty

Arlen L. McDonald           48   Executive Vice President       March 16, 1976
                                 and Chief Financial
                                 Officer of the Company
                                 and Deposit Guaranty

W. Stanley Pratt            51   Executive Vice President       September 30, 1996
                                 of the Company and
                                 Deposit Guaranty

Steven C. Walker            47   Executive Vice President       September 30,1996
                                 of the Company and
                                 Deposit Guaranty

Stephen E. Barker           40   Controller and Principal       February 16, 1993
                                 Accounting Officer of the
                                 Company and Deposit Guaranty

J. Clifford Harrison        43   General Counsel and            January 1, 1996
                                 Secretary of the Company
                                 and Deposit Guaranty

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

     The Company also owns the Commercial Center, located in downtown Shreveport, Louisiana, at 333 Texas Street. The complex is occupied by Commercial and various tenants. Commercial Center is comprised of a twenty-four story office tower which was placed in service in 1986, a fifteen story office building constructed in 1940, and an adjoining parking garage which was completed in 1986.

     Deposit Guaranty owns 121 of its 139 full-service branch banking facilities. The remaining branch banking facilities as well as its mortgage branch facilities are occupied under leases expiring from 1997 through 2024. The Company also holds fee title to 5 tracts of land held as locations for additional banking facilities in the future.

     The Company's management considers all of its buildings and leased premises to be in good condition. None of the properties described above are subject to any significant encumbrances.


ITEM 3.  LEGAL PROCEEDINGS

     The Company's subsidiary, Deposit Guaranty National Bank (DGNB), is a defendant in a case in which the plaintiffs are some of the beneficiaries of a trust for which DGNB is the trustee. In an amended complaint, the plaintiffs claim that DGNB was negligent in its dealings with the trust property, breached its trust duties by allegedly abusing its discretion and negligently handling trust assets, engaged in self dealing, and was grossly negligent in its handling of the trusts. The case seeks actual damages for waste of trust assets and loss of income and punitive damages, both in an unspecified amount to be proven at trial, and attorney fees and court costs. While the ultimate outcome of the lawsuit cannot be predicted with certainty, management denies all liability and believes that the ultimate resolution of this matter will not have a material effect on the Company's consolidated financial statements.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             Deposit Guaranty Corp.


TABLE 1 - SELECTED FINANCIAL DATA
(In Thousands Except Share Data)                                        Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                              1996            1995            1994             1993             1992
------------------------------------------------------------------------------------------------------------------------
Statements of earnings
Interest income                           $    432,222    $    402,704    $    307,272     $    299,327     $    322,114
Interest expense                               182,688         173,432         125,881          124,687          155,459

Net interest income                            249,534         229,272         181,391          174,640          166,655
Provision for possible loan losses               5,340           2,160          (4,750)         (16,000)          10,378
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
   possible loan losses                        244,194         227,112         186,141          190,640          156,277
Other operating income                         117,245          91,989          93,499           74,781           67,977
Other operating expenses                       237,208         211,452         180,047          171,567          164,470
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     124,231         107,649          99,593           93,854           59,784
Income tax expense                              40,621          35,029          32,463           27,302           14,270
------------------------------------------------------------------------------------------------------------------------
Net income                                $     83,610    $     72,620    $     67,130     $     66,552     $     45,514
========================================================================================================================
Net income per share
   Primary                                $       2.16    $       1.89    $       1.90     $       1.89     $       1.34
   Fully diluted                                  2.16            1.89            1.90             1.89             1.30
Cash dividends per share                          .715            .605            .530             .465             .400
Weighted average shares outstanding
   Primary                                  38,760,192      38,431,162      35,336,124       35,299,704       34,067,328
   Fully diluted                            38,760,192      38,431,162      35,336,124       35,299,704       34,930,564

Statement of condition - averages
Total assets                              $  6,026,548    $  5,571,697    $  4,940,977     $  4,826,726     $  4,777,596
Earning assets                               5,395,343       4,961,261       4,413,938        4,333,740        4,275,345
Securities available for sale                1,293,830         186,194         712,184        1,308,634             --
Investment securities                          130,255       1,365,070         718,891          396,011        1,616,658
Loans, net of unearned income                3,774,490       3,273,408       2,581,724        2,293,416        2,261,034
Deposits                                     4,750,894       4,438,797       3,997,038        3,867,669        3,876,927
Long-term debt                                  67,888            --              --               --              6,320
Total stockholders' equity                     551,754         498,023         429,967          367,592          315,833

Selected ratios
Return on average assets                          1.39%           1.30%           1.36%            1.38%             .95%
Return on average equity                         15.15           14.58           15.61            18.10            14.41
Net interest margin - tax equivalent              4.77            4.75            4.24             4.18             4.12
Efficiency ratio                                 63.35           64.62           64.22            67.23            67.68
Loans to deposits                                79.45           73.75           64.59            59.30            58.32
Allowance for possible loan losses to
   loans, net of unearned income                  1.56            1.64            1.95             2.56             3.30
Net charge-offs (recoveries) to average
   loans, net of unearned income                   .10             .12             .10             (.14)            1.02
Dividend payout                                  33.10           32.01           27.89            24.67            29.96
Average equity to average assets                  9.15            8.94            8.70             7.62             6.61
Leverage ratio                                    8.23            7.87            8.43             8.13             6.80
Tier I risk-based                                11.42           11.05           12.49            13.28            12.00
Total risk-based                                 12.67           12.30           13.75            14.54            13.27

All share data reflects a 2 for 1 stock split declared in 1996.

The dividend payout ratio is calculated using historical Deposit Guaranty Corp. dividends per share.

FINANCIAL REVIEW

   This section of the Annual Report reviews the results of operations and assesses the financial condition of Deposit Guaranty Corp. (the Company). This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

   Net income for 1996 achieved record levels both in total and on a per-share basis. The Company's reported net income of $83.6 million for 1996 was 15% greater than that reported for 1995. On a per share basis, earnings increased 14% over the same period to $2.16. Several factors contributed to the favorable results including increases in earning assets and fee income.

TABLE 2 - SUMMARY OF QUARTERLY RESULTS
(In Thousands Except Share Data)

   The summary of quarterly results of operations is presented in the following table.


                                                                 Quarter Ended
------------------------------------------------------------------------------------------------
                                                   Dec. 31     Sept. 30     June 30     March 31
------------------------------------------------------------------------------------------------
1996
Interest income                                   $ 111,877    $ 110,751   $ 104,723   $ 104,871
Net interest income                                  65,637       64,745      59,988      59,164
Provision for possible loan losses                    1,335        1,335       1,335       1,335
Gains (losses) on securities available for sale         (67)           6         487        (414)
Income before income taxes                           29,134       33,492      30,515      31,090
Net income                                           19,485       22,200      20,436      21,489
Net income per share                                    .50          .57         .53         .56

1995
Interest income                                   $ 107,669    $ 104,007   $  98,786   $  92,242
Net interest income                                  61,352       58,453      55,717      53,750
Provision for possible loan losses                      120        1,040       1,000        --
Gains (losses) on securities available for sale         831           69          24          (5)
Income before income taxes                           25,121       30,761      25,398      26,369
Net income                                           16,563       20,711      17,374      17,972
Net income per share                                    .42          .55         .45         .47

--------------------------------------------------------------------------------

Return on average assets and return on average equity rose 9 basis points to 1.39% and 57 basis points to 15.15%, respectively, from 1995 to 1996.

   The volume of earning assets continued to rise throughout 1996 due to both acquisitions and growth in deposits in existing markets. Earning asset growth was concentrated in loans as strong demand continued throughout 1996. Although only slightly higher than 1995, the net interest margin remains strong and, combined with a 9% increase in average earning assets, produced a steady increase in net interest income.

   At the end of 1996, total assets were $6.4 billion which represents an increase of 6%, or $357 million, from December 31, 1995. Average total assets for 1996 increased 8%, or $455 million, from 1995.

   Capital ratios remain well above the minimum regulatory guidelines. The leverage ratio at December 31, 1996, was 8.23% compared to 7.87% for 1995. Tier I capital and total risk-based capital ratios at year-end 1996 were 11.42% and 12.67%, respectively. The capital ratios of each of the Company's banking subsidiaries categorize them as "well capitalized" according to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

   In the fourth quarter, plans were announced to consolidate the four banking subsidiaries under one charter pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Riegle-Neal), which becomes effective on June 1, 1997. Prior to Riegle-Neal, bank holding companies with multi-state operations were required to operate under a separate banking charter in each state. Included in results of operations for 1996 is an after-tax charge of $2.4 million for costs associated with the Company's consolidation plans which are expected to be completed by the end of the third quarter of 1997. The benefits of consolidation include streamlining management and consolidation of back-office operations.

   Identification of the changes in the significant components of earnings from quarter-to-quarter aids in understanding the results of operations. Loan growth throughout 1996, increasing yields in the securities portfolio, and an increase in interest-earning assets due to acquisitions contributed to the increase in net interest income in the third and fourth quarters. In the first quarter, $1.8 million in after-tax gains were realized from the disposition of assets related to expired lease financing transactions. In the fourth quarter, the Company recorded an after-tax charge of $2.4 million for the estimated cost of the planned consolidation of its subsidiary banks.

TABLE 3 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES
(Dollars in Thousands)

   The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average balances, related interest income or expense and the resulting yield or rate for 1996, 1995 and 1994.

                                              1996                             1995                             1994
-------------------------------------------------------------------------------------------------------------------------------
                                            Interest  Average                Interest  Average                Interest  Average
                                 Average     Income/   Yield/     Average     Income/   Yield/     Average     Income/   Yield/
Assets                           Balance     Expense    Rate      Balance     Expense    Rate      Balance     Expense    Rate
-------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Loans, net of unearned
  income                       $3,774,490   $329,426     8.73%  $3,273,408   $289,659     8.85%  $2,581,724   $206,280     7.99%
Investment securities:
  Taxable                         130,250     10,467     8.04    1,256,785     87,896     6.99      609,604     41,511     6.81
  Exempt from Federal
   income tax                           5          2    10.75      108,285     11,664    10.77      109,287     11,876    10.87
Securities available
  for sale:
  Taxable                       1,115,168     72,576     6.51      169,316     10,095     5.96      710,738     36,353     5.11
  Exempt from Federal
   income tax                     178,662     16,602     9.29       16,878      1,415     8.38        1,446        118     8.16
Trading account
  securities                        6,394        511     7.99        5,758        445     7.73        4,714        322     6.83
Federal funds sold and
  securities purchased
  under agreements
  to resell                       184,757      9,989     5.41      107,529      6,317     5.87      269,432     11,111     4.12
Interest-bearing
  bank balances                     5,617        325     5.79       23,302      1,153     4.95      126,993      5,184     4.08
-------------------------------------------------------------------------------------------------------------------------------
Total interest-earning
  assets                        5,395,343    439,898     8.15    4,961,261    408,644     8.24    4,413,938    312,755     7.09
Noninterest-earning assets:
Cash and due from banks           302,696                          327,200                          298,143
Bank premises and
  equipment                       147,076                          142,750                          128,862
Other assets                      235,543                          194,437                          144,857
Allowance for possible
  loan losses                     (60,001)                         (59,126)                         (61,178)
Unrealized gain on securities
  available for sale                5,891                            5,175                           16,355
-------------------------------------------------------------------------------------------------------------------------------
Total assets                   $6,026,548                       $5,571,697                       $4,940,977
===============================================================================================================================

For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for all years.

--------------------------------------------------------------------------------

     During 1995, loan growth throughout each quarter combined with a general increase in interest-earning assets contributed to the increase in net interest income. The Company recorded a provision for possible loan losses of $1 million for both the second and third quarters primarily as a result of loan growth. In the third quarter, a $2.7 million refund of insurance premiums was recorded as a result of the FDIC lowering the premium rate on insured deposits. In the fourth quarter, a charge of $3.5 million was recorded for the estimated cost of a proposed settlement of a class action suit concerning collateral protection insurance. The suit was settled with no additional expense incurred in 1996.

     Much of the growth during the past three years comes from strategic acquisitions in new markets and acquisitions designed to enhance the Company's presence in existing markets. The

(Dollars in Thousands)


                                              1996                             1995                              1994
------------------------------------------------------------------------------------------------------------------------------------
                                            Interest     Average              Interest   Average               Interest     Average
                                Average     Income/      Yield/   Average     Income/    Yield/     Average    Income/      Yield/
Liabilities                     Balance     Expense       Rate    Balance     Expense    Rate       Balance    Expense       Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Savings and interest-bearing
  transaction deposits         $1,843,150  $   47,809      2.59%  $1,710,218   $ 47,807    2.80     $1,592,776  $ 37,369     2.35%
Time deposits                   1,915,637     103,566      5.41    1,773,437     95,833    5.40      1,528,590    71,947     4.71
Federal funds purchased,
  securities sold under
  agreements to repurchase
  and other short-term
  borrowings                      545,735      27,222      4.99      555,193     29,792    5.37        452,610    16,565     3.66
Long-term debt                     67,888       4,091      6.03          --         --      --             --        --       --
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                   4,372,410     182,688      4.18    4,038,848    173,432    4.29      3,573,976   125,881     3.52
Noninterest-bearing
  liabilities:
Deposits                          992,107                            955,142                           875,672
Other liabilities                 110,277                             79,684                            61,362
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities               5,474,794                          5,073,674                         4,511,010
Stockholders' equity              551,754                            498,023                           429,967
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity         $6,026,548                         $5,571,697                        $4,940,977
====================================================================================================================================
Net interest income/
  margin - tax
  equivalent                      257,210                  4.77%                235,212    4.75%                 186,874     4.24%
------------------------------------------------------------------------------------------------------------------------------------
Tax equivalent adjustment:
  Loans                             2,361                                         1,917                            1,846
  Investment securities                 1                                         3,484                            3,559
  Securities available for sale     5,219                                           448                               14
  Other                                95                                            91                               64
------------------------------------------------------------------------------------------------------------------------------------
Total tax equivalent
  adjustment                        7,676                                         5,940                            5,483
------------------------------------------------------------------------------------------------------------------------------------
Net interest income            $  249,534                                      $229,272                         $181,391
====================================================================================================================================

following table briefly outlines each of the mergers completed during the past three years:


     Financial                             Total Assets  Merger      Accounting
    Institution                      State  (Millions)    Date        Treatment
--------------------------------------------------------------------------------
First Columbus
  Financial Corporation                MS      $209      May 1994       Purchase

LBO Bancorp, Inc.                      LA        96      Jan. 1995      Purchase

Citizens National
  Bancshares                           LA       193      May 1995       Pooling

First Merchants
  Financial Corp.                      AR       280      Aug. 1995      Purchase

Bank of Gonzales
  Holding Company                      LA       126      June 1996      Purchase

Tuscaloosa
  Bancshares, Inc.                     LA        41      Nov. 1996      Purchase

     In addition to the above mergers, the Company purchased the Coahoma County, Mississippi operations of a local Mississippi bank in March 1995, adding $82 million in assets.

     On August 8, 1995, the purchase of First Mortgage Corp., located in Omaha, Nebraska, was completed. This acquisition was accounted for as a purchase business combination. First Mortgage Corp. had a $1.1 billion mortgage servicing portfolio and six production offices in Nebraska and Oklahoma.

     On June 29, 1996, the Company purchased McAfee Mortgage and Investment Company, located in Lubbock, Texas, in a transaction accounted for as a purchase business combination. McAfee Mortgage and Investment Company has 15 offices located throughout Texas and originated approximately $240 million in mortgage loans in 1995.

TABLE 4 - TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS
(In Thousands)

     The following table sets forth, for the periods indicated, a summary of the changes in interest income and expense resulting from changes in volume and changes in rates.

                                                        1996 Compared To 1995            1995 Compared To 1994
                                                      Increase (Decrease) Due To       Increase (Decrease) Due To
--------------------------------------------------------------------------------------------------------------------------
                                                      Volume      Rate        Net      Volume       Rate        Net
--------------------------------------------------------------------------------------------------------------------------
Interest income on:
Loans                                               $ 44,340    $(4,573)   $ 39,767    $ 55,266    $ 28,113    $ 83,379
Investment securities:
   Taxable                                           (78,787)     1,358     (77,429)     44,070       2,315      46,385
   Exempt from Federal income tax                    (11,663)         1     (11,662)       (109)       (103)       (212)
Securities available for sale:
   Taxable                                            56,394      6,087      62,481     (27,693)      1,435     (26,258)
   Exempt from Federal income tax                     13,546      1,641      15,187       1,260          37       1,297
Trading account securities                                50         16          66          71          52         123
Federal funds sold and securities purchased
   under agreements to resell                          4,537       (865)      3,672      (6,677)      1,883      (4,794)
Interest-bearing bank balances                          (875)        47        (828)     (4,233)        202      (4,031)
--------------------------------------------------------------------------------------------------------------------------
      Total                                           27,542      3,712      31,254      61,955      33,934      95,889
--------------------------------------------------------------------------------------------------------------------------
Interest expense on:
Savings and interest-bearing transaction deposits      3,716     (3,714)          2       2,755       7,683      10,438
Time deposits                                          7,684         49       7,733      11,524      12,362      23,886
Federal funds purchased, securities sold
   under agreements to repurchase, and other
   short-term borrowings                                (508)    (2,062)     (2,570)      3,754       9,473      13,227
Long-term debt                                         4,091       --         4,091        --          --          --
--------------------------------------------------------------------------------------------------------------------------
      Total                                           14,983     (5,727)      9,256      18,033      29,518      47,551
--------------------------------------------------------------------------------------------------------------------------
Changes in net interest income - tax equivalent     $ 12,559    $ 9,439    $ 21,998    $ 43,922    $  4,416    $ 48,338
==========================================================================================================================

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

--------------------------------------------------------------------------------

     A brief description of merger agreements which have been entered into by the Company but were not completed at December 31, 1996, follows:

     On January 3, 1997, the acquisition of Jefferson Guaranty Bancorp, a one-bank holding company, located in Metairie, Louisiana, with approximately $300 million in total assets was consummated. The Company paid a combination of
1.8 million shares of its common stock and $10 million in cash for all of the outstanding common stock of Jefferson Guaranty. The transaction was accounted for as a purchase business combination.

     On December 26, 1996, a definitive agreement was reached to acquire First Capital Bancorp, Inc., a bank holding company located in Monroe, Louisiana, with approximately $186 million in total assets. The transaction, which will be accounted for as a pooling of interests, is subject to the approval of the stockholders of First Capital Bancorp, Inc. and regulatory authorities and is expected to be consummated during the first quarter of 1997.

     On February 20, 1997, a definitive agreement was reached to acquire NBC Financial Corporation, a bank holding company located in Baton Rouge, Louisiana, with approximately $70 million in total assets. The transaction, which will be accounted for as a purchase business combination, is subject to the approval of the stockholders of NBC Financial Corporation and regulatory authorities and is expected to be consummated during the second quarter of 1997.

NET INTEREST INCOME

     Net interest income is the largest component of net income and represents the income earned on interest-earning assets less the cost of interest-bearing liabilities. This major source of income represents the earnings from the primary business of gathering funds from deposit and other sources and investing those funds in loans and securities. The long-term objective is to manage those assets and liabilities to provide the largest possible amount of income, while balancing interest-rate, credit, liquidity and capital risks.

TABLE 5 - INTEREST SENSITIVITY
(In Thousands)

     The following table reflects the interest sensitivity of the Company over various periods as of December 31, 1996, based on contractual maturities as of that date.


                                              0-3            4-12             1-5            Over 5
                                             Months          Months          Years            Years        Total
-------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
Loans, net of unearned income             $   808,872     $   955,791     $ 1,651,083     $   564,131    $3,979,877
Investment securities                             300            --             2,169         142,618       145,087
Securities available for sale                   2,863           5,088         621,202         832,885     1,462,038
Trading account securities                      2,505            --              --              --           2,505
Federal funds sold and securities
   purchased under agreements to resell        47,640            --              --              --          47,640
Interest-bearing bank balances                  1,732            --              --              --           1,732
-------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 863,912         960,879       2,274,454       1,539,634     5,638,879
Noninterest-earning assets                       --              --              --           744,018       744,018
-------------------------------------------------------------------------------------------------------------------
   Total assets                           $   863,912     $   960,879     $ 2,274,454     $ 2,283,652    $6,382,897
===================================================================================================================
Liabilities and stockholders' equity
Interest-bearing liabilities:
Savings deposits                          $ 1,905,636     $      --       $      --       $      --      $1,905,636
Time deposits                                 529,823         862,800         555,634          10,942     1,959,199
Short-term borrowings                         543,029            --              --              --         543,029
Long-term debt                                   --              --              --            99,405        99,405
-------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities       2,978,488         862,800         555,634         110,347     4,507,269
Noninterest-bearing deposits                  302,770          81,963         319,286         456,895     1,160,914
Other liabilities                                --              --              --           133,448       133,448
Stockholders' equity                             --              --              --           581,266       581,266
-------------------------------------------------------------------------------------------------------------------
   Total liabilities and
      stockholders' equity                $ 3,281,258     $   944,763     $   874,920     $ 1,281,956    $6,382,897
===================================================================================================================
Interest rate contracts                   $   477,041     $  (101,015)    $  (306,847)    $   (69,179)
Interest sensitive gap                     (1,940,305)        (84,899)      1,092,687         932,517
Cumulative interest sensitive gap          (1,940,305)     (2,025,204)       (932,517)           --
Cumulative interest sensitive gap
   as a percent of total assets                (30.40)%        (31.73)%        (14.61)%          --

--------------------------------------------------------------------------------

     Net interest income is presented in this discussion on a tax-equivalent basis, so that the income from assets exempt from federal income taxes is adjusted based on a statutory marginal federal income tax rate of 35%. The tax equivalent net interest margin (margin) provides an indication of the efficiency of the earnings from balance-sheet activities and is calculated by dividing the tax-equivalent net interest income by the average balance of interest-earning assets. The margin is affected by changes in the spread between interest-earning asset yields and interest-bearing liability costs (interest spread) and by the percentage of interest-earning assets funded by interest-bearing liabilities (liability funding).

     Tax equivalent net interest income increased $22 million, or 9%, primarily due to a 9% increase in the level of interest-earning assets, funded by a 7% increase in deposit balances. Continued strong loan demand improved the earning asset mix and further contributed to the favorable results in net interest income as average loans increased as a percentage of average earning assets to 70% in 1996 from 66% in 1995. As a result of the improving asset mix, the margin increased 2 basis points from 1995 to 4.77% in 1996.

     Interest rates on both earning assets and interest-bearing liabilities declined reflecting the lower average market rate environment in 1996. Loan yields fell 12 basis points from 1995 and the securities portfolio yield declined 16 basis points to 7.00%. The improvement in asset mix partially offset these decreases resulting in only a 9 basis point decline in the yield on average earning assets from 1995 to 1996. The decline in

TABLE 6 - RISK MANAGEMENT DERIVATIVE POSITION
(Dollars in Thousands)

     The following table identifies the year end open positions for the Company's risk management interest rate contracts at December 31, 1996.


                                                      Pay Rate          Receive Rate
                                      Fair        -----------------------------------   Underlying
Maturity                 Notional     Value       Rate         Index    Rate    Index   Asset/Liability
--------------------------------------------------------------------------------------------------------
Interest rate swaps
Pay fixed:
2007                     $ 22,622   $  (182)      6.65%         Fixed   5.56%   Libor   Mortgage loans

Receive fixed:
2006                      100,000     1,789       5.56          Libor   6.94    Fixed   Long-term debt

Interest rate caps
1997                      100,000         7       6.88           --      --      --     Time deposits

Interest rate floors
1998                       50,000        21       5.00           --      --      --     Commercial loans
2000                       65,000     1,054       6.00           --      --      --     Commercial loans
2001                      185,000     1,739       5.25           --      --      --     Commercial loans

--------------------------------------------------------------------------------


average yield on earning assets, however, was offset by an 11 basis point drop in rates paid on interest-bearing liabilities. While the rate on time deposits increased slightly in 1996, rates on savings and interest-bearing transaction accounts dropped 21 basis points from 1995. The interest spread, the difference between the yield on interest-earning assets and the rate on interest-bearing liabilities, increased slightly from 3.95% in 1995 to 3.97% in 1996.

     A drop in the proportionate level of nonearning assets contributed favorably to the 1996 margin as these funds were invested in earning assets. In 1996, the Company reduced the proportionate level of nonearning assets to 10.5% of average total assets from 11.0% in 1995, adding approximately 3 basis points to the 1996 net interest margin. The reduction in the relative level of nonearning assets is primarily related to a reduction in reserve requirements on certain deposits.

     The mix of interest-bearing liabilities during 1996 remained substantially the same as 1995 with the exception of the issuance of $100 million in long-term debt in April of 1996.

     The increase in net interest income in 1995 from 1994 reflects an increase in loan volumes of 27%. Both yields on earning assets and rates paid on interest-bearing liabilities increased significantly between 1994 and 1995; however, the increase in rates on funding sources did not keep pace with the increase in earning asset yields. During this period, the net interest margin increased from 4.24% in 1994 to 4.75% in 1995.

INTEREST RATE SENSITIVITY

     Net interest income is managed through the Asset/Liability Management
(ALM) process. A board committee establishes ALM policy guidelines that limit the potential variation in net interest income and the economic value of equity due to market interest rate swings. The Asset/Liability Committee, comprised of executive management, sets the day-to-day operating guidelines and approves strategies affecting net interest income and coordinates activities within board policy limits.

   Simulation of the effects of interest rate changes on net income is a broader measure of interest rate risk profile than the static interest sensitive gap position and is therefore the primary tool used by the Company. A computer simulation model is used to simulate the effect of complex interactions of customer choices, product promotions, and potential market interest rate scenarios.

   Board policy limits the amount of interest rate risk the Company can take by establishing variation limits to net interest income and economic value of equity based on simulations with specific assumptions. The Company supplements these with a number of other simulations which measure key sensitivities to several specific rate scenarios as well as potential competitive issues related to loan and deposit volume levels and pricing.

     Board policy limits the negative variation of net interest income and economic value of equity to 10% and 20%, respectively. To provide a consistent comparative analysis, specific guidelines for each measurement are followed. A baseline forecast of net interest income and economic value of equity is established assuming a stable interest rate environment. For net interest income variation, simulations are run trending interest rates up and down 200 basis points over the next 12 months from the baseline forecast. At December 31, 1996, this analysis indicated a negative variation of approximately 2% with a 10% policy limitation for an increase in rates.

TABLE 7 - RISK MANAGEMENT DERIVATIVE POSITION
(In Thousands)

   The following table shows the interest rate swap activity (notional amounts) for 1996.


                                                                                                                   1996
                                                                                                                 Interest
                              December 31,                                                 December 31,           Income
Maturity                          1995              Purchased             Matured              1996             (Expense)
--------------------------------------------------------------------------------------------------------------------------
Pay fixed
1996                           $  90,000            $     --            $  90,000            $     --            $   (73)
2007                              23,910                  --                1,288              22,622               (255)
--------------------------------------------------------------------------------------------------------------------------
Total                            113,910                  --               91,288              22,622               (328)
--------------------------------------------------------------------------------------------------------------------------
Receive fixed
1996                              40,000                  --               40,000                  --               (148)
2006                                  --             100,000                   --             100,000                867
--------------------------------------------------------------------------------------------------------------------------
Total                             40,000             100,000               40,000             100,000                719
--------------------------------------------------------------------------------------------------------------------------
Total swaps                    $ 153,910            $100,000            $ 131,288            $122,622            $   391
==========================================================================================================================

     For variation in economic value of equity, simulations are run assuming interest rates move up and down immediately by 200 basis points, remain at those levels, and no management action occurs. This rate shock, while unlikely in management's opinion, provides insight into some components of interest rate risk for the Company. At December 31, 1996, this measure indicated approximately 12% negative variation in the economic value of equity with an increase in external market interest rates compared to a policy limit of 20%.

     Given the various methods used to measure and manage interest rate risk, the Company believes its interest rate risk profile is in appropriate balance with its profit objectives.

DERIVATIVE ACTIVITIES

RISK MANAGEMENT DERIVATIVES

     Derivative instruments were used in 1996 and 1995 primarily as a means of protecting the economic value of equity and income. The specific types of derivatives used were interest rate swaps, forward contracts, interest rate caps and floors and other option contracts.

     Interest rate swaps were the primary instruments used to manage interest rate risk. These are contractual agreements between counterparties to exchange interest streams based on notional principal amounts over a set period of time. The notional amount does not represent an amount at risk, but is used as a basis for determining the actual cash flows related to the interest rate contracts. As of December 31, 1996, the notional value of interest rate swap contracts totaled $122.6 million compared to $153.9 million at December 31, 1995. This amount is composed of agreements where the Company receives fixed rates on notional amounts totaling $100 million with a rate of 6.94% and agreements where the Company pays fixed rates on notional amounts totaling $22.6 million with an average rate of 6.65%. As of December 31, 1996 and 1995, there would be no cost to replace these contracts if the counterparty defaults. All interest rate swap counterparties are at least AA-rated by Standard and Poors or have collateral arrangements with the Company. A stress test is used to determine the effect of market movements on the value of the interest rate swaps. The stress test estimates the value of the instrument assuming a parallel 300 basis point shift in rates.

     Interest rate caps were purchased during 1994 to limit the future funding rates on floating rate deposit accounts resulting from forecasted rising interest rates. These interest rate caps were based on the three month LIBOR rate and assigned to certificates of deposit with maturities of three months or less. As of December 31, 1996 and 1995, the notional value of interest rate cap contracts totaled $100 million. The interest rate caps have one year maturities and a fair value of $7 thousand at December 31, 1996.

     Interest rate floors were purchased during 1995 and 1996 to limit any loss resulting from falling interest rates. These interest rate floors were based on the three month LIBOR rate and assigned to floating rate commercial loans. As of December 31, 1996, the Company had outstanding interest rate floor contracts with a total notional value of $300 million compared to $115 million outstanding at December 31, 1995. The interest rate floors have two to five year maturities and a fair value of $2.8 million at December 31, 1996.

     Forward commitments are contracts for the delayed delivery of securities, foreign currencies or money market instruments in which the seller agrees to make delivery of a specified instrument at a specified future date and a specified price or yield. Credit risk may arise from the possibility that counterparties may not have the ability to fulfill their commitments. Market risk arises from the movements in interest rates and security values. The majority of the forward commitments represent agreements to sell mortgage loans. As of December 31, 1996, the contract amounts for forward commitments totaled $131 million compared to $144 million at December 31, 1995, and $37 million at December 31, 1994.

TABLE 8 - SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
(In Thousands)

   The carrying amounts of securities available for sale and investment securities are presented as of the dates indicated.


                                                                                              December 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                                    1996           1995          1994
--------------------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Treasury and other U.S. Government agencies                                 $  711,515     $  868,626    $       --
Obligations of states and political subdivisions                                    180,833        144,487         1,872
Mortgage-backed securities                                                          568,261        183,777         6,759
Other securities                                                                      1,429          2,501            --
--------------------------------------------------------------------------------------------------------------------------
   Total securities available for sale                                            1,462,038      1,199,391         8,631
--------------------------------------------------------------------------------------------------------------------------

Investment securities
U.S. Treasury and other U.S. Government agencies                                      9,379          9,369       933,828
Obligations of states and political subdivisions                                        105             --       104,890
Mortgage-backed securities                                                           60,581         80,481       252,869
Other securities                                                                     75,022         49,183        38,584
--------------------------------------------------------------------------------------------------------------------------
   Total investment securities                                                      145,087        139,033     1,330,171
--------------------------------------------------------------------------------------------------------------------------
      Total securities available for sale and investment securities              $1,607,125     $1,338,424    $1,338,802
==========================================================================================================================

TRADING DERIVATIVES

     A Eurodollar futures and options trading account is used in order to maintain an active presence in the Eurodollar futures and options markets. Position limits were established for the account in order to provide for a tightly controlled trading environment. At December 31, 1996, the trading account had no open contracts compared to contracts with a notional value of $300 million and a net loss of $28 thousand at December 31, 1995. Eurodollar trading activity during 1996 was minimal.

DERIVATIVE CONTROLS

     Various controls are utilized to manage the risks associated with derivative instruments. These controls include specific internal policies, tracking systems, and legal contracts in conjunction with management oversight, internal and external audits, and regulatory compliance examinations. These reviews are performed on a continuous basis.

     Management and board oversight is achieved through strict internal policy and operating guidelines which include specific approvals for each transaction. Specific operating limits have been established for common derivative transactions. Additionally, certain transactions require approval from the executive committee. An on-site compliance officer reports directly to the Board of Directors.

     An automated derivatives management system is used to generate position, pricing, and risk management reports. This system generates reports used to maintain accurate and timely information on all derivative positions.

     Derivatives credit risk is minimal. Each counterparty is either AA-rated or higher by Standard and Poors or has executed a bilateral collateral agreement with the Company. Collateral agreements are designed to protect against possible default by the counterparties. Active counterparties are required to post collateral on any net positive market value above $100 thousand on an ongoing basis. As of December 31, 1996, counterparty collateral with a fair value of $6.3 million was being held.

SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES

     The securities portfolio is the second largest component of interest-earning assets at $1.6 billion on December 31, 1996, compared to $1.3 billion at year-end 1995 and 1994. The securities portfolio includes securities classified as available for sale and for investment purposes. These two segments of the securities portfolio are managed to optimize their long-term total return.

     Securities available for sale are subject to sale prior to their contractual maturities allowing the Company the ability to respond to changes in the interest rate environment. This portfolio can also be a secondary liquidity source and provide a balance to interest rate and credit risks in other categories of the balance sheet. Securities available for sale are accounted for at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred income taxes. The investment securities portfolio consists of debt securities which the Company has the positive intent and ability to hold to maturity and is carried at amortized cost.

     Securities available for sale increased $263 million to $1.5 billion at December 31, 1996, compared to December 31, 1995. Investment securities at December 31, 1996, were $145 million, an increase of $6 million compared to year-end 1995. During the fourth quarter of 1995, the Company reevaluated the securities classifications as allowed by the FASB's supplemental guidance to SFAS No. 115. As a result, investment securities with a carrying value of $1.1 billion and a fair value of $1.2 billion, or approximately 89% of its investment securities were reclassified to securities available for sale. The reclassification provided

TABLE 9 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE
          AND INVESTMENT SECURITIES
(Dollars in Thousands)

     The following table shows the maturities and weighted average yields of the Company's securities available for sale and investment securities at December 31, 1996.


                                                        Maturing
                      ----------------------------------------------------------------------------
                                             After One Year    After Five Years                          Mortgage-
                            Within                But                But                After             Backed
                           One Year         Within Five Years   Within Ten Years      Ten Years          Securities      Carrying
------------------------------------------------------------------------------------------------------------------------------------
                      Amount      Yield     Amount      Yield   Amount    Yield    Amount     Yield   Amount     Yield     Amount
------------------------------------------------------------------------------------------------------------------------------------
Securities
available for sale
U.S. Treasury
   and other U.S.
   Government
   agencies           $   503      6.25%    $516,206    6.39%   $194,806    6.44%   $    --       --%   $     --    --%   $  711,515
 Obligations of
   states and
   political
   subdivisions         8,268      9.96       24,494     9.1      35,493   10.58     112,578    9.08          --    --       180,833
Mortgage-backed
   securities              --        --           --      --          --      --          --      --     568,261  7.06       568,261
Other securities           --        --           --      --          --      --       1,429    7.50          --    --         1,429
------------------------------------------------------------------------------------------------------------------------------------
Total securities
   available
   for sale             8,771      9.75      540,700    6.51     230,299    7.08     114,097    9.06     568,261  7.06     1,462,038
------------------------------------------------------------------------------------------------------------------------------------
Investment
securities
U.S. Treasury
   and other U.S.
   Government
   agencies               379      5.27        9,000    5.64          --      --          --      --          --    --         9,379
Obligations of
   states and
   political
   subdivisions            50      8.45           55    8.46          --      --          --      --          --    --           105
Mortgage-backed
   securities              --        --           --      --          --      --          --      --      60,581  9.96        60,581
Other securities        2,230      6.85        8,524    6.03      44,827    4.29      19,441    6.44          --    --        75,022
------------------------------------------------------------------------------------------------------------------------------------
Total investment
   securities           2,659      6.65       17,579    5.84      44,827    4.29      19,441    6.44      60,581  9.96       145,087
------------------------------------------------------------------------------------------------------------------------------------
Total securities
   available for
   sale and
   investment
   securities         $11,430      9.03%    $558,279    6.49%   $275,126    6.62%   $133,448    8.68%   $628,842  7.34%   $1,607,125
====================================================================================================================================

greater flexibility to take advantage of significant changes or anticipated changes in interest rates and to manage liquidity.

     Securities, excluding mortgage-backed securities, maturing within five years or less at December 31, 1996, represented 35% of total securities compared to 61% at December 31, 1995, and 71% at December 31, 1994. Mortgage-backed securities at year-end 1996 increased to 39% of total securities compared to 20% at December 31, 1995, and 19% at year-end 1994. Securities exempt from Federal income taxes represented 11% of year-end total securities in 1996 and 1995 compared to 8% in 1994.

     Average securities decreased $127 million, or 8%, in 1996 from 1995's average balance compared to an increase of $120 million in 1995 from 1994's average balance. As a percent of average interest-earning assets, average securities continued to decline to 26% in 1996 compared to 31% in 1995 and 32% in 1994. This decrease in the relative level of securities was a result of increased loan demand.

TABLE 10 - LOAN PORTFOLIO
(In Thousands)

     Loans outstanding at the indicated dates are shown in the following table classified by type of loan.

                                                                December 31,
-------------------------------------------------------------------------------------------------------
                                            1996         1995         1994         1993        1992
-------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural   $1,104,648   $1,010,174   $  927,551   $  712,522   $  757,582
Real estate - construction                  170,711      122,765       92,411       70,506       81,320
Real estate - mortgage                    1,800,031    1,615,166    1,152,068    1,051,752      929,966
Consumer                                    904,487      831,197      687,368      583,805      496,615
-------------------------------------------------------------------------------------------------------
                                         $3,979,877   $3,579,302   $2,859,398   $2,418,585   $2,265,483
=======================================================================================================


TABLE 11 - REAL ESTATE LOANS
(Dollars in Thousands)

     The following table shows the composition of real estate loans outstanding at December 31, 1996.


                                             Percent of       Percent of
                                               Balance     Real Estate Loans   Total Loans
--------------------------------------------------------------------------------------------
Commercial real estate
   Construction and land development         $  170,711           8.7%             4.3%
   Multifamily                                   77,332           3.9              1.9
   Nonfarm residential                          695,386          35.3             17.5
--------------------------------------------------------------------------------------------
                                                943,429          47.9             23.7
--------------------------------------------------------------------------------------------
Residential and farmland
   Residential                                  936,845          47.5             23.5
   Farmland                                      90,468           4.6              2.3
--------------------------------------------------------------------------------------------
                                              1,027,313          52.1             25.8
--------------------------------------------------------------------------------------------
                                             $1,970,742         100.0%            49.5%
============================================================================================

LOANS

     The loan portfolio is the largest component of earning assets and is also the highest yielding. Quality growth in the loan portfolio over the past three years has been a key driver in the Company's overall financial performance. The trend of steady growth in loans continued throughout 1996, however, at a slower pace than in 1995. Loans totaled $4.0 billion at December 31, 1996, an increase of 11%, or $401 million, from the balance at December 31, 1995. During 1995, the portfolio grew approximately 25% from the balances reported for 1994. During 1996, acquisitions accounted for only 23% of the loan growth while approximately 51% of the 1995 loan growth was the result of acquisitions of other financial institutions. Internal loan growth for 1996 and 1995 was 8% and 12%, respectively.

     The portfolio mix at December 31, 1996, consisted of 49% real estate loans, 28% commercial, financial and agricultural loans and 23% consumer loans, which is substantially unchanged from the portfolio mix at December 31, 1995. Diversification of the loan portfolio is a means of reducing the risks associated with fluctuations in economic conditions. At December 31, 1996, there were no concentrations of 10% or more of total loans in any single industry. The geographical concentrations of the loan portfolio are 63% located in Mississippi, 21% in Louisiana, and 6% in Arkansas.

     Loans secured by real estate are the largest category of loans at $2.0 billion at year-end 1996. The largest sub-section of the real estate portion of the loan portfolio is loans secured by one-to-four family residential properties. Loans to businesses for intermediate and longer term financing of land and buildings represent the second largest component within the real estate portfolio. The mix of the real estate portfolio is substantially unchanged from that reported in prior years with the exception of a slight increase in the proportion of loans secured by one-to-four family residential properties.

     One-to-four family residential property loans are underwritten to take into consideration family incomes available to service debt, credit histories and the values of the properties being financed. While this group is considered low risk, it can be adversely impacted by economic patterns.

     Loans to businesses for the financing of land and buildings are underwritten taking into consideration the quantity and quality of the business' cash flow, its future prospects and the property's value. Sufficient margin in the financed property is required should liquidation of the property become necessary to repay the loan.

TABLE 12 - LOAN MATURITIES AND INTEREST RATE SENSITIVITY
(In Thousands)

     The following table shows the amounts of loans, excluding consumer and real estate mortgage loans, in certain categories outstanding as of December 31, 1996 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to their sensitivity to changes in interest rates.


                                                                Maturing
                                            -----------------------------------------------------
                                                               After One But
                                            Within One Year   Within Five Years  After Five Years       Total
--------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural        $  629,447        $  377,545        $   97,656        $1,104,648
Real estate - construction                       103,919            66,793              --             170,712
--------------------------------------------------------------------------------------------------------------
                                              $  733,366        $  444,338        $   97,656        $1,275,360
==============================================================================================================


                                                Interest Sensitivity
                                           ---------------------------
                                           Fixed Rate    Variable Rate       Total
------------------------------------------------------------------------------------
Due after one, but within five years        $304,630        $139,708        $444,338
Due after five years                          68,078          29,578          97,656
------------------------------------------------------------------------------------
                                            $372,708        $169,286        $541,994
====================================================================================


     Construction and land development loans are made in familiar markets to developers and builders who have a proven record of success. These loans are underwritten through the use of feasibility studies, sensitivity analysis of absorption rates and financial analysis of the developers. Sources of repayment may be pre-committed permanent loans, sales of developed properties or an interim or mini-permanent loan commitment. These types of loans are monitored by on-site inspections and architects' reports. They are considered more risky than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.

     Commercial, financial and agricultural loans increased to $1.1 billion at December 31, 1996, from $1.0 billion and $928 million at year-end 1995 and 1994, respectively. The commercial, financial and agricultural loan portfolio is a diverse group of loans to small, medium and large businesses in a variety of different industries. The purposes of these loans vary from supporting seasonal working capital needs to the term financing of equipment. These loans are underwritten by a thorough evaluation of the prospective borrowers' management, financial condition and the business' ability to generate sufficient cash flow to repay the debt in an orderly manner. While some of the short-term loans may be made on an unsecured basis, most are secured by assets having an adequate equity margin. Additionally, most loans to closely held corporations are guaranteed by their owners.

     Various Federal and State loan guarantee programs are used to provide credit enhancements for loans to small businesses. The use of these programs enables financing to be provided in amounts and on terms which might not be otherwise available to the small business. All guaranteed loans are subject to the same underwriting criteria as other types of loans as guarantee programs are considered a secondary source of repayment.

     The commercial loan portfolio is sufficiently diverse to minimize the impact of a decline in a single industry. It is geographically concentrated in Mississippi, Louisiana, and Arkansas so it is exposed to the risk of a general downturn in the economies of the markets in which the Company operates within those states.

     Consumer loans increased $73 million, or 9%, from December 31, 1995, which represents a substantial slowdown from the rate of growth experienced over the past three years. The decline in the growth rate of the consumer loan portfolio reflects a national trend of slowing consumer demand.

     The consumer loan portfolio is composed of installment loans, home equity loans, unsecured revolving credit products, and other similar types of credit facilities. Consumer credits are underwritten using a computer-based multiple discriminant analysis which is commonly called credit scoring. This analysis considers factors such as income, debt levels and credit history. This system provides uniformity in the decision-making process and better quality control during the process.

     Consumer loans are concentrated in Mississippi, Louisiana, and Arkansas and would be adversely impacted by an economic recession or other conditions which would affect consumer incomes.

     Additionally, the needs of low to moderate income borrowers is an area of continued focus and efforts are ongoing to expand the credit facilities tailored to their special needs. An extensive branch network brings loan officers in close contact with small business customers and consumers. The expanded use of government credit enhancement programs has improved the ability to meet the needs of small businesses and differentiate the Company from competitors. Consumer credit products will continue to be aggressively marketed and new ones developed utilizing the high level of technology available; however, the Company will continue to maintain a close watch on both local and national delinquency trends.

TABLE 13 - AVERAGE DEPOSITS
(In Thousands)

     The daily average amounts of deposits for the periods indicated are summarized in the following table.


                                                                    Year Ended December 31,
-------------------------------------------------------------------------------------------------------
                                                            1996              1995              1994
-------------------------------------------------------------------------------------------------------
Demand deposits                                          $  953,872        $  919,215        $  840,515
Savings and interest-bearing transaction deposits         1,843,150         1,710,218         1,592,777
Time deposits                                             1,953,872         1,809,364         1,563,746
-------------------------------------------------------------------------------------------------------
Total                                                    $4,750,894        $4,438,797        $3,997,038
=======================================================================================================


TABLE 14 - TIME DEPOSITS OF $100 THOUSAND OR MORE,
MATURITY DISTRIBUTION (In Thousands)

     Maturities of time certificates of deposit of $100 thousand or more outstanding at December 31, 1996, are summarized in the following table.

Time remaining until maturity
3 months or less                     $161,913
Over 3 through 6 months                81,311
Over 6 through 12 months               66,147
Over 12 months                         86,276
---------------------------------------------
Total                                $395,647
=============================================

DEPOSITS

     The primary funding source for loans and investments is deposit liabilities. The mix and repricing alternatives can significantly affect the cost of this source of funds and therefore impact the margin. Strategies used to manage deposit liabilities are designed to be flexible so that changes can be made in consideration of interest rate movements and liquidity issues. Local retail and commercial customers provide the majority of deposits.

     Average deposits increased $312 million to $4.8 billion in 1996 compared to $4.4 billion in 1995, and $4.0 billion in 1994. Approximately 20% of the increase in average deposits for 1996 was a result of acquisitions.

     Average time deposits increased $144 million, or 8%, from the $1.8 billion reported in 1995. Average savings deposits and average demand deposits increased $133 million and $35 million, respectively, in 1996 compared to 1995. Both average savings deposits and average demand deposits remained at 38% and 20% of average total deposits for 1996 compared to 1995. In spite of the past two years' merger activity, the deposit mix has remained substantially unchanged with the exception of a slight shift toward more time deposits.

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

     Short-term investments totaling $50 million at December 31, 1996, provide one source of the Company's liquidity. Cash flows from repayments and maturities from the securities and loan portfolios provide an additional source of liquidity. At December 31, 1996, $1.8 billion, or 44% of total loans, have contractual maturities of one year or less. Additional liquidity can be achieved through the sale of securities classified as available for sale.

     The Company relies largely on core deposits to fund loan demand and long-term investments. Core deposits, defined as total deposits less time deposits of $100 thousand or more, have increased, ending the year at $4.6 billion which compares to $4.4 billion at the end of 1995. Additional funding is provided from an established Federal funds market within Mississippi, Louisiana and other contiguous states. Although the Company prefers to meet liquidity requirements through internally generated funding sources and through the matching of maturities of assets and liabilities, it also maintains funding relationships with numerous other financial institutions.

     The consolidated statements of cash flows can be used to review cash flows from operating, investing and financing activities. Cash and cash equivalents increased $41 million during 1996 to $385 million at December 31, 1996. Net cash provided by operating activities of $89 million for 1996 represents a substantial increase from $232 thousand reported for 1995. Cash flows from operating activities includes net income, adjusted for various noncash charges to income, as well as changes in certain balance sheet items. The increase in net cash provided by operating activities from 1995 to 1996 was primarily due to a large

TABLE 15 - SHORT-TERM BORROWINGS
(Dollars in Thousands)

     The following table presents a summary of the Company's short-term borrowings at December 31 for each of the last three years by category and the corresponding interest rates.


                                                                    Daily        Average          Maximum
                                                 December 31       Average       Interest        Month-End
                                                   Balance         Balance         Rate           Balance
-----------------------------------------------------------------------------------------------------------
1996
Federal funds purchased and securities sold
   under agreements to repurchase                  $532,537        $529,398         4.9%          $627,785
Other short-term borrowings                          10,492          16,337         5.7             44,997
----------------------------------------------------------------------------------------
Total short-term borrowings                        $543,029        $545,735         5.0%
========================================================================================

1995
Federal funds purchased and securities sold
   under agreements to repurchase                  $566,862        $539,384         5.4%          $650,296
Other short-term borrowings                          32,620          15,809         3.8             33,568
----------------------------------------------------------------------------------------
Total short-term borrowings                        $599,482        $555,193         5.4%
========================================================================================

1994
Federal funds purchased and securities sold
   under agreements to repurchase                  $559,779        $424,091         3.6%          $559,779
Other short-term borrowings                           5,010          28,519         4.3             54,123
----------------------------------------------------------------------------------------
Total short-term borrowings                        $564,789        $452,610         3.7%
========================================================================================

use of cash to fund mortgage loans held for sale during 1995. The decrease in net cash provided by operating activities from 1994 to 1995 was primarily due to the increase in mortgage loans held for sale in 1995.

     Investing activities, primarily loans and securities, used cash of $119 million in 1996. This use of cash was mostly to finance an increase in loan and securities volumes and was partially offset by cash provided by decreases in short-term investments. In 1995, investing activities used cash of $152 million. This use of cash was largely a result of increased loan demand and increases in short-term investments. These uses of cash were partially offset by cash provided by decreases in securities and interest-bearing bank balances.

     Financing activities are the primary funding source of investing activities. Financing activities include the gathering of deposits and use of purchased funds as well as issuance and repurchase of the Company's stock. Financing activities provided $72 million and $169 million in cash in 1996 and 1995, respectively, primarily due to increases in deposits. During 1996, debt securities were issued which netted cash proceeds of $99 million. Proceeds from the debt issuance were used to repay certain short-term borrowings and repurchase the Company's common shares in connection with certain acquisitions.

     The parent company requires liquidity to pay dividends to its shareholders and to meet operating expenses. Dividends and interest on borrowings paid by the parent company are primarily funded from dividends received from its banking subsidiaries. The dividends paid by the banking subsidiaries are subject to certain regulations controlling national banks that restrict the amount of dividends that may be distributed. The subsidiary banks have available for payment of dividends in 1997, without prior regulatory approval, $110.3 million plus their net profits for 1997. The operating expenses of the parent company are primarily incurred in providing management and other services for the subsidiaries and are reimbursed monthly to provide the cash flow necessary for these operations. From time to time the parent company uses short-term lines of credit and issues long-term debt to meet acquisition and expansion needs. During 1995, a $300 million registration statement was filed with the Securities and Exchange Commission allowing the Company the ability to acquire funds through the issuance of various instruments in the market place. At December 31, 1996, $100 million in such instruments was outstanding. These funds were used to reduce its short-term borrowings and to fund acquisitions. The remainder of these proceeds will be used to fund further acquisitions.

TABLE 16 - ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(Dollars in Thousands)

   The following table summarizes the activity in the allowance for possible loan losses over the past five years.

                                                                        Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                     1996           1995           1994            1993            1992
-------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses -
   beginning balance                            $    58,719    $    55,873    $    62,032     $    74,856     $    87,493
   Charge-offs:
      Commercial, financial and agricultural          1,278          1,591          7,851           2,881          22,348
      Real estate - construction                        119            177            132              40              80
      Real estate - mortgage                          2,786          1,723          1,691           1,846           3,772
      Consumer                                       10,126          8,833          5,234           5,375           7,708
-------------------------------------------------------------------------------------------------------------------------
         Total charge-offs                           14,309         12,324         14,908          10,142          33,908
-------------------------------------------------------------------------------------------------------------------------
   Recoveries:
      Commercial, financial and agricultural          3,232          2,217          5,163           5,164           2,037
      Real estate - construction                         71            272            621           1,398             803
      Real estate - mortgage                          2,459          1,403          2,393           2,077           2,723
      Consumer                                        4,631          4,466          4,098           4,679           5,330
-------------------------------------------------------------------------------------------------------------------------
         Total recoveries                            10,393          8,358         12,275          13,318          10,893
-------------------------------------------------------------------------------------------------------------------------
   Net charge-offs (recoveries)                       3,916          3,966          2,633          (3,176)         23,015
   Provision for possible loan losses                 5,340          2,160         (4,750)        (16,000)         10,378
   Additions due to acquisitions                      2,062          4,652          1,224            --              --
-------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses -
  ending balance                                $    62,205    $    58,719    $    55,873     $    62,032     $    74,856
=========================================================================================================================
Total loans outstanding:
   End of year                                  $ 3,979,877    $ 3,579,302    $ 2,859,398     $ 2,418,585     $ 2,265,483
   Average                                        3,774,490      3,273,408      2,581,724       2,293,416       2,261,034
=========================================================================================================================
Ratios:
Allowance for possible loan losses to end of
   year total loans                                    1.56%          1.64%          1.95%           2.56%           3.30%
Allowance for possible loan losses to net
  charge-offs                                         1,588          1,480          2,122              NM             325
Allowance for possible loan losses to
  nonperforming loans                                   364            262            219             204             189
Net charge-offs (recoveries) to average
  total loans                                           .10            .12            .10            (.14)           1.02
Recoveries to prior year charge-offs                  84.33          56.06         121.03           39.28           35.21

NM - Not Meaningful

--------------------------------------------------------------------------------

CREDIT RISK MANAGEMENT

     Asset quality is managed by utilizing a credit process that has as its basis the separation of the credit administration function from the line lending function. This process includes a system of loan committees to review and approve loans, a system of credit quality review committees that monitors the progress of action plans on loans requiring special attention and an independent loan review function which reports to the Directors' Loan Review Committee. Additionally, the Credit Administration Division works to ensure that the credit process is carried out in accordance with credit policies. This process assists in the early identification of problem or potential problem credits and assists in determining the adequacy of the allowance for possible loan losses.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     In conjunction with the credit process, the allowance for possible loan losses (allowance) is maintained at a level that is considered sufficient to absorb potential losses in the loan portfolio. The allowance is adjusted by the provision for possible loan losses (provision) and is increased by recoveries of previously charged-off loans and decreased by loan charge-offs. The provision is the adjustment to expense necessary to maintain the allowance at an adequate level. Various factors are taken into consideration in determining the amount of the provision and the adequacy of the allowance. These factors include: 1) management's analysis of current and future economic conditions and their anticipated impact on specific borrowers; 2) the current level of classified and criticized assets and the associated risk factors with each; 3) past due and nonperforming assets; 4) the current level of the allowance in relation to total loans and to historical and current loss levels; and 5) growth and composition of the loan portfolio.

TABLE 17 - ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(Dollars in Thousands)

     The following table presents, for analysis purposes only, the allocation of the allowance by loan categories with respect to individual credits, historical losses, foreseeable economic conditions and other factors pertaining to specific industries.


                                                           December 31,
-----------------------------------------------------------------------------------------------------------
                                     1996                       1995                       1994
-----------------------------------------------------------------------------------------------------------
                             Percent      Loan Loss     Percent       Loan Loss     Percent     Loan Loss
                             Of Loans     Allowance     Of Loans      Allowance     Of Loans    Allowance
                            Outstanding   Allocation   Outstanding    Allocation   Outstanding  Allocationn
-----------------------------------------------------------------------------------------------------------
Commercial, financial
   and agricultural             27.8%       $18,124        28.2%        $13,824        32.4%        $13,851
Real estate - construction       4.3          2,050         3.5           2,146         3.2           1,475
Real estate - mortgage          45.2         12,090        45.1          12,741        40.3          10,372
Consumer                        22.7         15,265        23.2          13,928        24.1          10,940
Unallocated                       --         14,676          --          16,080          --          19,235
-----------------------------------------------------------------------------------------------------------
                               100.0%       $62,205       100.0%        $58,719       100.0%        $55,873
===========================================================================================================

                                                  December 31,
---------------------------------------------------------------------------------
                                        1993                      1992
---------------------------------------------------------------------------------
                               Percent     Loan Loss       Percent     Loan Loss
                               Of Loans    Allowance       Of Loans    Allowance
                              Outstanding  Allocation     Outstanding  Allocation
---------------------------------------------------------------------------------
Commercial, financial
   and agricultural               29.5%       $15,683         33.4%       $16,306
Real estate - construction         2.9          2,330          3.6          3,127
Real estate - mortgage            43.5          9,285         41.1         12,596
Consumer                          24.1         10,087         21.9          7,915
Unallocated                         --         24,647           --         34,912
---------------------------------------------------------------------------------
                                 100.0%       $62,032        100.0%       $74,856
=================================================================================

     As a result of management's assessment of the adequacy of the allowance including the growth in loans in 1996, a $5.3 million provision for possible loan losses was recorded, compared to a $2.2 million provision in 1995. During 1994, a negative provision of $4.8 million was recorded. Additions to the allowance of $2.1 million, $4.7 million, and $1.2 million resulted from acquisitions in 1996, 1995 and 1994, respectively.

     Net charge-offs remain low at .10% of average loans in 1996 compared to .12% and .10% of average loans in 1995 and 1994, respectively. Net charge-offs were $4.0 million for both 1996 and 1995 compared to $2.6 million in 1994.

     The allowance at year-end 1996, was $62.2 million, or 1.56% of total loans, compared to $58.7 million, or 1.64% of total loans, at December 31, 1995, and $55.9 million, or 1.95% of total loans, at December 31, 1994. While future losses are difficult to predict, management believes that the current level of the allowance is adequate to cover possible losses in the loan portfolio based on the Company's allowance methodology.

NONPERFORMING ASSETS

     Nonperforming assets consist of loans on which interest is no longer accrued (nonaccrual), certain restructured loans where the interest rate or other terms have been materially changed due to the financial condition of the borrowers (restructured), and other real estate. A loan is placed on nonaccrual when management believes there is reasonable uncertainty about the full collection of both principal and interest, or when the loan is contractually past due ninety days or more, not well secured and not in process of collection. The policy regarding nonperforming loans is to take appropriate, timely and aggressive action when necessary to reach a timely resolution.

     Nonperforming assets decreased $6.8 million to $22.1 million at year-end 1996 compared to year-end 1995. The decrease was primarily attributable to cash collections, property sales and restoration of loans to performing status, while a portion was also due to charge-offs. The year-end 1996 total is comprised of $17.1 million of nonaccrual and restructured loans and $5.0 million of other real estate. The Company had restructured loans of $694 thousand at year-end 1996 versus none at the end of 1995 and 1994.

     An additional $414 thousand of outstanding loans were not considered nonperforming at December 31, 1996, but the borrowers, in management's assessment, are experiencing financial difficulties severe enough that serious doubt exists as to the borrowers' continued ability to comply with the present terms of these loans.

CAPITAL AND DIVIDENDS

     Dividends paid are substantially provided by dividends from the banking subsidiaries. The approval of the Comptroller of the Currency (OCC) is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. In 1997, the banking subsidiaries have available for payment of dividends to the Company, without approval of the Comptroller of the Currency, $110.3 million plus their net profits for 1997.

     The two sources of capital are internally generated capital and the capital markets. Primary reliance historically has been on internally generated capital. Net income for 1996, 1995 and 1994 added $83.6 million, $72.6 million and $67.1 million, respectively, to capital. Capital was further increased by $5.8 million and $1.6 million in 1996 and 1995, respectively, with the issuance of common stock as a result of the exercise of

TABLE 18 - NONPERFORMING ASSETS
(Dollars in Thousands)

     The amounts of the Company's nonperforming assets at the indicated dates are shown in the following table.

                                                                                 December 31,
--------------------------------------------------------------------------------------------------------------------
                                                          1996         1995         1994         1993         1992
--------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                         $16,385      $22,452      $25,556      $30,425      $39,456
Restructured loans                                           694           --           --           54          249
--------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                       17,079       22,452       25,556       30,479       39,705
Other real estate                                          5,044        6,485        6,689       13,256       17,349
--------------------------------------------------------------------------------------------------------------------
Nonperforming assets                                     $22,123      $28,937      $32,245      $43,735      $57,054
====================================================================================================================
Accruing loans past due 90 days or more                  $ 9,711      $ 4,767      $ 3,055      $ 2,935      $ 3,670
====================================================================================================================
Ratios:
Nonperforming assets to loans plus other real estate         .56%         .81%        1.12%        1.80%        2.50%
Nonperforming assets to total assets                         .35          .48          .63          .89         1.14


Interest income of approximately $412 thousand on nonaccrual and restructured loans at December 31, 1996, would have been recorded in 1996 if such loans had been in compliance with their original terms. Interest income actually recorded on such loans in 1996 was $916 thousand.

--------------------------------------------------------------------------------

executive stock options. Capital was decreased by dividends of $28.0 million, $23.1 million and $18.7 million declared in 1996, 1995 and 1994, respectively. Capital was also decreased by $1.7 million and increased by $27.3 million as a result of the Company's acquisitions, net of repurchases of its common stock during 1996 and 1995, respectively. As a result of the implementation of a repurchase program related to certain acquisitions accounted for using the purchase accounting method, the Company purchased 1.7 million shares and 2.6 million shares of its common stock during 1996 and 1995, respectively. These shares were for the purpose of offsetting the 5.1 million shares issued in the acquisitions of LBO Bancorp, Inc., First Merchants Financial Corporation, Bank of Gonzales Holding Company, and Tuscaloosa Bancshares, Inc. over the past two years. The Company currently has the authorization to purchase up to 1.8 million shares under a repurchase plan for the purpose of offsetting the shares issued in the acquisition of Jefferson Guaranty Bancorp.

     Capital includes the unrealized gain on securities available for sale, net of deferred taxes, of $1.6 million at December 31, 1996, compared to $19.1 million at December 31, 1995. Average stockholders' equity to average assets for 1996 was 9.15% compared to 8.94% in 1995 and 8.70% in 1994.

     Under the risk-based capital guidelines, the minimum ratio of total capital to risk-weighted assets (total capital) is 8%. At least half of the total capital is to be comprised of tier I capital. Under these guidelines, the Company's tier I capital and total capital ratios were 11.42% and 12.67%, respectively, at December 31, 1996, compared to 11.05% and 12.30%, respectively, at December 31, 1995, and 12.49% and 13.75%, respectively, at December 31, 1994.

     The Company's strategy related to risk-based capital is to maintain capital levels which will be sufficient to qualify the banking subsidiaries as "well capitalized." Maintaining capital ratios at the "well capitalized" level avoids certain restrictions which, for example, could impact the banking subsidiaries' FDIC assessments, trust services and asset/liability management.

     At December 31, 1996, the tier I and total capital ratios for each of the banking subsidiaries were well above the minimum 6% and 10% levels required to be categorized as a "well capitalized" insured depository institution.

     The Federal Reserve Board and the OCC have established minimum leverage ratios for bank holding companies and national banks, respectively, requiring such banking organizations to maintain tier I capital of at least 4% of the quarterly average assets (net of the allowance for possible loan losses) less goodwill and other nonqualifying intangible assets. FDICIA also established a minimum leverage ratio requirement of 5% for "well capitalized" institutions. The leverage ratios for December 31, 1996, 1995 and 1994, were 8.23%, 7.87% and 8.43%, respectively. The Company's banking subsidiaries have maintained leverage ratios well above the minimum required by the banks' regulators.

     Capital adequacy is continuously monitored to ensure that appropriate levels of capital are maintained to meet both current operating needs and anticipated future requirements. The capital guidelines play a crucial role in a banking organization's plans for business, asset allocations, acquisitions, and expansion.

OTHER OPERATING INCOME

     Growth in noninterest related sources of income is one of the Company's key long-term strategies. The strategy is to develop new sources of noninterest related income and to reprice services and products to manage their profitability. Other operating income includes fees for trust services, deposit service charges, mortgage loan servicing fees, income from broker/dealer services and many other corporate and retail products.

     During 1996, other operating income was $117.2 million compared to $92.0 million in 1995, an increase of $25.2 million. Other operating income for 1996 included gains of $2.7 million from the disposition of assets covered by lease financing transactions and additional income of $6.3 million resulting from the adoption of a new accounting pronouncement. Excluding these items, other operating income increased $16.2 million, or 18%, from 1995 to 1996. Approximately $7.1 million of the increase in other operating income for 1996 was due to acquisitions. The remaining increase was due to a 14% increase in core fee revenues.

     Service charges on deposit accounts has historically represented one of the primary sources of other operating income. Revenues in this area increased approximately $3.5 million to $35.6 million in 1996 compared to 1995. Approximately $1.6 million of this increase was a result of acquisitions. The remaining increase was primarily the result of continued growth in business volumes. Fees for trust services totaled $16.4 million in 1996, reflecting an 11% increase from 1995. Approximately one-half of the increase relates to acquisitions, while the remainder was the result of new trust business and an increase in the value of assets under management.

     Other service charges, commissions and fees increased $17.4 million, or 44%, from $39.2 million in 1995 to $56.6 million in 1996. Approximately $4.9 million of this increase was a result of fee income generated by acquired companies. The adoption of SFAS No. 122 resulted in an increase in mortgage loan origination income of $6.3 million for 1996 as compared to 1995. The written covered call option program earned $1.8 million due to premiums received on expired written option contracts. The remainder of the increase resulted from increased income from broker/dealer services, mortgage loan servicing and customer utilization of other retail services.

     Other income increased $3.7 million, or 74%, to $8.6 million in 1996 as compared to 1995. This increase resulted primarily from gains of $2.7 million from the disposition of assets related to lease financing transactions.

     During 1995, other operating income decreased $1.5 million to $92.0 million compared to $93.5 million in 1994. Other operating income for 1995 included gains on sales of securities of $919 thousand compared to $13.6 million for 1994. Excluding these gains, other operating income increased $11.2 million, or 14%, from 1994 to 1995. Approximately $6.2 million of this increase was due to acquisitions with the balance of the increase due to increases in core fee revenue sources. Revenue from service charges on deposits increased $4.5 million primarily as a result of a continued increase in business volumes. Fees for trust services increased 5% to $14.8 million in 1995 compared to 1994 as a result of new business. Other service charges, commissions and fees increased $6.5 million, or 20%, to $39.2 million in 1995. Approximately $2.6 million of this increase was the result of fee income generated from acquired companies. The remaining increase resulted from increased income from core business services.

OTHER OPERATING EXPENSE

     Enhancing operational efficiency without sacrificing quality of service to customers continues to be a priority. A key measure used in the banking industry to assess the level of noninterest expense is the efficiency ratio, which is defined as noninterest expense divided by the sum of tax-equivalent net interest income plus noninterest income. The efficiency ratio measures the level of expense required to generate one dollar of revenue. Improvement in the efficiency ratio is measured by a reduction in the percentage reported. The efficiency ratios for 1996, 1995 and 1994 were 63.35%, 64.62% and 64.22%, respectively. The Company's near-term efficiency goal is 60%. In order to achieve this goal, revenues must continue to increase, primarily through loan growth and increased fee income, while controlling expense growth to a minimal level. The Company's plans to consolidate its four independently chartered bank subsidiaries under one charter is expected to improve efficiency going forward by streamlining management and consolidating back-office operations. The consolidation plan, which will be implemented in 1997, resulted in a charge to 1996 other operating expense of $3.8 million.

     Other operating expense increased $25.8 million, or 12%, to $237.2 million in 1996 compared to 1995. Other operating expense for 1995 included the accrual of $3.5 million for the estimated cost of a proposed settlement of a class action suit concerning collateral protection insurance which was settled in 1996 without additional expense. Approximately $20.2 million of the increase in 1996 can be attributed to acquisitions. Excluding acquisitions and nonrecurring charges in both years, expenses grew at a 3% rate in 1996 versus 1995.

     Salaries and employee benefits, which account for 55% of other operating expense, increased $18.1 million in 1996 compared to 1995. Salaries and employee benefits for the current year include a charge of $2.2 million for personnel severance costs related to the consolidation plan. Excluding the effects of acquisitions and the severance accrual, salaries and employee benefits increased $6.4 million, or 6%, in 1996.

     Combined net occupancy and equipment expense increased $3.7 million over 1995, of which approximately $1.7 million was due to acquisitions. The remaining increase was due to the cost of increased automation to more effectively and efficiently deliver products and services to customers.

     Service fees increased $3.5 million, or 28%, in 1996 compared to 1995 largely as a result of acquisitions, which accounted for $2.2 million, or 63%, of this increase. The remaining increase in service fees resulted from increased professional and consulting fees in a continuing effort to enhance products and their delivery to the customer, and to provide efficiencies within the organization. This investment is expected to be recovered through increased operational efficiencies and enhanced revenue in future periods.

     The FDIC assessment decreased $4.8 million from 1995 to 1996. This decrease was the result of the FDIC reducing the premium rate on insured deposits. The rate for the Company's banking subsidiaries, which all qualify for the most favorable insurance rates, was virtually eliminated for 1996.

     Other expense increased $2.9 million, to $37.4 million in 1996 compared to $34.5 million in 1995 as a result of costs related to acquisitions, including $2.9 million due to amortization of goodwill, core deposit intangibles and mortgage servicing rights. Included in 1995 other expense is the $3.5 million litigation accrual.

   Other operating expense increased $31.4 million, or 17%, in 1995 compared to 1994. Approximately $15.0 million of the increase in 1995 is attributable to acquisitions. Salaries and employee benefits, which account for 53% of other operating expense, increased $13.2 million, or 13%, in 1995 compared to 1994, or $5.3 million, or 6%, excluding the affect of acquisitions. Combined net occupancy and equipment expense increased $4.4 million, or 17%, over 1994 of which approximately $2.3 million relates to acquisitions and the remainder was due to the cost of increased automation. The FDIC assessment decreased $3.9 million, or 44%, from 1994 to 1995 as a result of the FDIC lowering the premium rate on insured deposits. Other expense increased $14.2 million, to $34.5 million in 1995, of which $5.9 million, or 42% of the increase, is related to acquisitions and $3.5 million relates to the litigation accrual. Additionally, net other real estate expenses increased $1.1 million due to a decrease in gains on the sales of properties and purchased mortgage servicing rights amortization increased by $1 million.

INCOME TAXES

     Income tax expense was $40.6 million in 1996, compared to $35.0 million in 1995 and $32.5 million in 1994. The increase in tax expense between 1996 and 1995 was primarily the result of increased pre-tax earnings. The effective tax rate was 33% for 1996, 1995 and 1994. These effective tax rates are lower than the statutory income tax rate primarily due to tax exempt interest income received on certain loans and debt securities.


OUTLOOK

     The Company's growth closely follows the economies of the tri-state area of Mississippi, Louisiana and Arkansas with the most significant influence coming from Mississippi where 70% of the Company's assets are located. Mississippi's economy remains strong along with the other southern states. Consumer spending and commercial loan demand have been steady, providing the Company with three straight years of solid loan growth.

     Much of the growth in the Mississippi and Louisiana economies has been driven by advances in the gaming industry. Hotel/lodging and other industries that benefit from the increase in tourism drawn by gaming have also seen growth in 1996. Construction spending continues to be strong and is expected to remain so well into 1997.

     As a result of the favorable economic outlook, loan volumes are expected to continue to grow but at a more moderate level in 1997 as compared to 1996. Most of the recent growth in the loan portfolio has come from consumers and small middle market businesses, a trend that is expected to continue. Deposits began to grow during 1996 after several years of being stable. This trend is expected to continue at a slow to moderate pace in 1997.

     The net interest margin has remained strong for the past two years and is expected to remain so in 1997. Loan demand continues to exceed the growth in deposits, contributing favorably to the net interest margin, although loan and deposit spreads are expected to narrow somewhat in 1997.

     Loan quality continued to improve throughout 1996 and is expected to remain stable through 1997. Loan quality indicators are well within management's acceptable ranges and are consistent with the current state of the banking industry as a whole.

     The emphasis on fee income in 1996 resulted in substantial growth in this revenue source. Further growth in fee income is expected in 1997 as the Company continues to explore nontraditional ways to provide services to an expanding customer base as well as ways to enhance the wide range of existing banking services offered. Expense control continues to be an area of intense focus as the Company moves toward a one-charter organization. Consolidation of the back-office is critical to improving operating efficiency with such changes being transparent to the customer.

BUSINESS

     The Company is a multi-bank holding company headquartered in Jackson, Mississippi. The Company and its subsidiaries engage in the general banking business and activities closely related to banking, as authorized by the banking laws of the United States and the regulations issued pursuant thereto. Complete banking and trust services are offered to the commercial, industrial and agricultural areas which it serves through its four banking subsidiaries, Deposit Guaranty National Bank, Commercial National Bank, Deposit Guaranty National Bank of Louisiana, and Merchants National Bank.

     Deposit Guaranty National Bank, a 98%-owned banking subsidiary, is located throughout Mississippi with 109 branches.

     Commercial National Bank is headquartered in Shreveport, Louisiana, and has 16 branches in the Shreveport/Bossier and West Monroe/Monroe markets. Deposit Guaranty National Bank of Louisiana is headquartered in Hammond, Louisiana, with 23 branches in the Hammond, Gonzales and Denham Springs markets. Merchants National Bank is located in Fort Smith, Arkansas, with six branches.

     Deposit Guaranty's mortgage business includes McAfee Mortgage and Investment Company, headquartered in Lubbock, Texas, with branches located throughout Texas; Deposit Guaranty Mortgage Company, a Mississippi business corporation with branches throughout Mississippi and Louisiana; and First Mortgage Corporation headquartered in Omaha, Nebraska, with branches in Nebraska, Oklahoma, Arkansas and Iowa. The mortgage companies act as mortgage bankers, engaging in mortgage lending, brokerage and servicing.

     The Company provides investment advice and brokerage services through its subsidiaries, Deposit Guaranty Investments, Inc., CNB Investments, Inc., Merchants Investment Company, Inc., and ParkSouth Corporation.

     The Company provides credit insurance related to extensions of credit by the Company through G & W Life Insurance Company, a wholly-owned subsidiary.

DIVIDEND AND MARKET INFORMATION

     Effective December 5, 1996, the Company's common stock began trading on the New York Stock Exchange under the symbol "DEP." Prior to that date, the Company's common stock traded in the over-the-counter market under the Nasdaq symbol "DEPS" and was quoted on Nasdaq's National Market System. The following table sets forth the range of the high and low prices of the common stock, as reported by the New York Stock Exchange and Nasdaq, respectively, and the dividends declared per share for the periods indicated.


                                             Prices
                          Dividends     -------------------
                          Per Share     High         Low
-----------------------------------------------------------
1996
First Quarter          $    .165    $  23.75    $   21.50
Second Quarter              .175       24.13        22.00
Third Quarter               .175       24.50        22.00
Fourth Quarter              .200       31.00        24.00

1995
First Quarter          $    .140    $  17.00    $   14.75
Second Quarter              .150       19.50        16.75
Third Quarter               .150       21.13        19.25
Fourth Quarter              .165       25.75        20.88

     This table reflects a 2 for 1 stock split which was effective December 2, 1996.

     It is the Company's present intention to continue the payment of cash dividends on the common stock on a quarterly basis, dependent on expected future normalized earnings, the financial condition of the Company, the assessment of future capital needs and such other factors as deemed relevant. As a bank holding company, the Company's ability to pay dividends is to a great extent dependent upon dividend payments it receives from its subsidiaries. Such subsidiary dividend payments are subject to the limitations described in the notes to the consolidated financial statements. On March 3, 1997, there were 6,862 stockholders of record of the Company's common stock.

                     CONSOLIDATED STATEMENTS OF CONDITION
                             Deposit Guaranty Corp.

 (In Thousands Except Share Data)                                 December 31,
---------------------------------------------------------------------------------------
                                                               1996            1995
---------------------------------------------------------------------------------------
Assets
Cash and due from banks                                   $   385,009      $   343,706
Interest-bearing bank balances                                  1,732               --
Federal funds sold and securities
   purchased under agreements to resell                        47,640          441,015
Trading account securities                                      2,505            3,381
Securities available for sale                               1,462,038        1,199,391
Investment securities (fair value: 1996 -
  $152,412; 1995 - $141,649)                                  145,087          139,033
Loans                                                       3,979,877        3,579,302
   Less: Allowance for possible loan losses                   (62,205)         (58,719)
---------------------------------------------------------------------------------------
      Net loans                                             3,917,672        3,520,583
---------------------------------------------------------------------------------------
Bank premises and equipment                                   148,327          144,340
Other assets                                                  272,887          234,750
---------------------------------------------------------------------------------------
   Total assets                                           $ 6,382,897      $ 6,026,199
=======================================================================================

Liabilities
Deposits:
   Noninterest-bearing                                    $ 1,160,914      $ 1,094,627
   Interest-bearing                                         3,864,835        3,686,032
---------------------------------------------------------------------------------------
      Total deposits                                        5,025,749        4,780,659
Federal funds purchased, securities
   sold under agreements to repurchase
   and other short-term borrowings                            543,029          599,482
Long-term debt                                                 99,405               --
Other liabilities                                             133,448          107,005
---------------------------------------------------------------------------------------
   Total liabilities                                        5,801,631        5,487,146
---------------------------------------------------------------------------------------

Stockholders' equity
Cumulative preferred stock, no par value,
   authorized: 25,000,000 shares of class A
   voting; and 25,000,000 shares of class B
   non-voting; issued and outstanding: none                        --               --
Common stock, no par value, authorized
   100,000,000 shares; issued and outstanding:
   1996 - 39,185,394 shares; 1995 - 38,759,286 shares          21,491           21,257
Surplus                                                       174,995          171,073
Retained earnings                                             383,211          327,633
Unrealized gain on securities available
   for sale, net of deferred income taxes                       1,569           19,090
---------------------------------------------------------------------------------------
   Total stockholders' equity                                 581,266          539,053
---------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity             $ 6,382,897      $ 6,026,199
=======================================================================================

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                              Deposit Guaranty Corp.

(In Thousands Except Share Data)                               Year Ended December 31,
--------------------------------------------------------------------------------------------------
                                                        1996            1995             1994
--------------------------------------------------------------------------------------------------
Interest income
Interest and fees on loans                           $   327,065     $   287,742     $    204,434
Interest on investment securities:
   Taxable                                                10,467          87,896           41,511
   Exempt from Federal income tax                              1           8,180            8,317
Interest on securities available for sale:
   Taxable                                                72,576          10,095           36,353
   Exempt from Federal income tax                         11,383             967              104
Interest on trading account securities                       416             354              258
Interest on Federal funds sold and securities
   purchased under agreements to resell                    9,989           6,317           11,111
Interest on bank balances                                    325           1,153            5,184
--------------------------------------------------------------------------------------------------
   Total interest income                                 432,222         402,704          307,272
--------------------------------------------------------------------------------------------------

Interest expense
Interest on deposits                                     151,375         143,640          109,316
Interest on Federal funds purchased, securities
   sold under agreements to repurchase and other
   short-term borrowings                                  27,222          29,792           16,565
Interest on long-term debt                                 4,091              --               --
--------------------------------------------------------------------------------------------------
   Total interest expense                                182,688         173,432          125,881
--------------------------------------------------------------------------------------------------

Net interest income                                      249,534         229,272          181,391
Provision for possible loan losses                         5,340           2,160           (4,750)
--------------------------------------------------------------------------------------------------
Net interest income after provision for
   possible loan losses                                  244,194         227,112          186,141
--------------------------------------------------------------------------------------------------

Other operating income
Service charges on deposit accounts                       35,584          32,084           27,572
Fees for trust services                                   16,413          14,793           14,111
Gains on securities available for sale                        12             919           13,621
Other service charges, commissions and fees               56,624          39,250           32,701
Other                                                      8,612           4,943            5,494
--------------------------------------------------------------------------------------------------
   Total other operating income                          117,245          91,989           93,499
--------------------------------------------------------------------------------------------------

Other operating expense
Salaries and employee benefits                           129,660         111,556           98,366
Net occupancy                                             16,073          13,838           12,269
Equipment                                                 17,618          16,196           13,419
Service fees                                              16,237          12,735           11,217
Communication                                             10,607           9,100            7,736
FDIC assessment                                               94           4,906            8,776
Advertising and public relations                           9,484           8,668            7,985
Other                                                     37,435          34,453           20,279
--------------------------------------------------------------------------------------------------
   Total other operating expense                         237,208         211,452          180,047
--------------------------------------------------------------------------------------------------

Income before income taxes                               124,231         107,649           99,593
Income tax expense                                        40,621          35,029           32,463
--------------------------------------------------------------------------------------------------
Net income                                           $    83,610     $    72,620     $     67,130
==================================================================================================
Net income per share                                 $      2.16     $      1.89     $       1.90
Weighted average shares outstanding                   38,760,192      38,431,162       35,336,124

See accompanying notes to consolidated financial statements.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             Deposit Guaranty Corp.

                                                                                             Unrealized
                                                                                              Gain on
                                                                                             Securities
                                                    Common                     Retained       Available     Treasury
(In Thousands Except Share Data)                    Stock        Surplus       Earnings       For Sale       Stock
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                        $ 19,383      $ 155,399      $ 221,106      $     --      $    --
Net income for 1994                                     --             --         67,130            --           --
Cash dividends declared ($.530 per share)               --             --        (18,728)           --           --
Purchase and retirement of 76,000 shares
   of common stock                                     (42)        (1,055)            --            --           --
Purchase of 140,000 shares of common stock
   by subsidiary                                        --             --             --            --       (2,019)
Issuance of 36,400 shares of common stock
   under executive stock option plan                    20            262             --            --           --
Tax benefit from exercise of stock options              --            120             --            --           --
Cumulative effect of a change in accounting
   principle, net of deferred income taxes
   of $18,807                                           --             --             --        31,583           --
Net change in unrealized gain on securities
   available for sale, net of deferred income
   taxes of $17,628                                     --             --             --       (29,610)          --
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                          19,361        154,726        269,508         1,973       (2,019)
Net income for 1995                                     --             --         72,620            --           --
Cash dividends declared ($.605 per share)               --             --        (23,075)           --           --
Issuance of 6,114,582 shares of common stock
   in acquisitions                                   3,348         64,094          8,580            --           --
Purchase of 2,645,800 shares and retirement
   of 2,785,800 shares of common stock              (1,526)       (49,253)            --            --        2,019
Issuance of 134,400 shares of common stock
   under executive stock option plan                    74          1,027             --            --           --
Tax benefit from exercise of stock options              --            479             --            --           --
Net change in unrealized gain on securities
   available for sale, net of deferred income
   taxes of $10,447                                     --             --             --        17,117           --
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                          21,257        171,073        327,633        19,090           --
Net income for 1996                                     --             --         83,610            --           --
Cash dividends declared ($.715 per share)               --             --        (28,000)           --           --
Issuance of 1,687,888 shares of common stock
   in acquisitions                                     926         36,523            (32)           --           --
Purchase and retirement of 1,629,900 shares
   of common stock                                    (894)       (38,206)            --            --           --
Issuance of 368,120 shares of common stock
   under executive stock option plan                   202          3,643             --            --           --
Tax benefit from exercise of stock options              --          1,962             --            --           --
Net change in unrealized gain on securities
   available for sale, net of deferred income
   taxes of $10,656                                     --             --             --       (17,521)          --
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                        $ 21,491      $ 174,995      $ 383,211      $  1,569      $    --
====================================================================================================================

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Deposit Guaranty Corp.

(In Thousands)                                                                   Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                             1996           1995             1994
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                              $    83,610      $  72,620      $    67,130
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Provision for possible loan losses                                         5,340          2,160           (4,750)
   Provision for possible losses on other real estate                           165            154            1,078
   Provision for depreciation and amortization                               31,176         25,998           18,405
   Provision for deferred income taxes                                        1,979         (3,259)             898
   Amortization (accretion) of premium (discount) on investment
     securities, net                                                            563        (23,339)         (13,390)
   Accretion of discount on securities available for sale, net               (3,477)          (666)          (3,776)
   Deferred loan fees and costs                                              (2,677)        (2,716)          (3,238)
   Decrease in other liabilities                                             (7,034)        (3,306)          (7,152)
   (Increase) decrease in other assets                                       (9,378)       (11,940)          25,252
   Net cash received from (paid for) loans held for resale                  (19,796)       (49,934)          26,652
   Gains on securities available for sale                                       (12)          (919)         (13,621)
   Other, net                                                                 8,228         (4,621)          (6,625)
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                              88,687            232           86,863
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Net (increase) decrease in interest-bearing bank balances                    (1,732)       135,298          (65,298)
Proceeds from sales of securities available for sale                      1,391,991        423,530        1,656,020
Proceeds from maturities and principal repayments of
  investment securities                                                      44,012        816,065          277,324
Proceeds from maturities and principal repayments of securities
  available for sale                                                        545,643        174,371          724,466
Purchases of investment securities                                          (52,104)      (643,049)      (1,130,578)
Purchases of securities available for sale                               (2,154,049)      (492,674)      (1,063,787)
Net (increase) decrease in Federal funds sold and securities
   purchased under agreements to resell                                     399,129       (209,410)         (15,454)
Net increase in loans                                                      (284,040)      (348,698)        (369,938)
Proceeds from sales of other real estate                                      4,591          3,578            8,952
Purchases of bank premises and equipment                                    (18,263)       (18,551)         (17,337)
Proceeds from sales of bank premises and equipment                              742            586            2,758
Payment for purchase of common stock of
   acquired companies and other acquisition costs                            (3,593)       (19,739)         (50,465)
Cash and due from banks of acquired companies                                 8,304         26,646           14,073
-------------------------------------------------------------------------------------------------------------------
      Net cash used by investing activities                                (119,369)      (152,047)         (29,264)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Net increase (decrease) in deposits                                         101,217        238,759          (48,713)
Net increase (decrease) in Federal funds purchased, securities sold
   under agreements to repurchase, and other short-term borrowings          (66,851)        31,963           45,023
Repayment of line of credit to fund loans held for resale                        --        (32,955)              --
Proceeds from the exercise of common stock options                            3,845          1,101              282
Proceeds from the issuance of long-term debt                                 99,381             --               --
Purchases of common stock                                                   (39,100)       (48,760)          (3,116)
Cash dividends paid                                                         (26,507)       (21,355)         (18,201)
-------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities                       71,985        168,753          (24,725)
-------------------------------------------------------------------------------------------------------------------
      Increase in cash and due from banks                                    41,303         16,938           32,874
      Cash and due from banks at beginning of year                          343,706        326,768          293,894
-------------------------------------------------------------------------------------------------------------------
      Cash and due from banks at year end                               $   385,009      $ 343,706      $   326,768
===================================================================================================================

INCOME TAXES:

   The Company made income tax payments of $38.6 million, $35.5 million and $28.6 million during the years ended December 31, 1996, 1995 and 1994, respectively.

INTEREST:

   The Company paid $183.3 million, $168.7 million and $126.2 million in interest on deposits and other borrowings during the years ended December 31, 1996, 1995 and 1994, respectively.


See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Deposit Guaranty Corp.

NOTE 1 - BUSINESS, BASIS OF FINANCIAL STATEMENT PRESENTATION, ACCOUNTING POLICIES AND RECENT PRONOUNCEMENTS

BUSINESS

     The Company and its subsidiaries are engaged in the general banking business and activities closely related to banking and provide these services primarily to customers in Mississippi, Louisiana and Arkansas through its banking subsidiaries. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

ACCOUNTING POLICIES

CONSOLIDATION

     The consolidated financial statements of the Company include Deposit Guaranty National Bank (DGNB), a 98%-owned subsidiary, Deposit Guaranty Arkansas Corp., G & W Life Insurance Co., and Deposit Guaranty Louisiana Corp. (DGLC, formerly Commercial National Corporation), wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

     The Company considers only cash and amounts due from banks to be cash equivalents.

     TRADING ACCOUNT SECURITIES

   Trading account securities are reported at fair value. Realized and unrealized gains or losses on trading account securities are reflected in other operating income.

SECURITIES AVAILABLE FOR SALE

     Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, securities available for sale prior to maturity are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related deferred income taxes. Premiums are amortized and discounts are accreted using the interest method. The amortization of premiums and accretion of discounts on mortgage-backed securities is periodically adjusted to reflect the actual prepayment experience of the underlying mortgage loans. Gains or losses on sales of these securities, computed based on the carrying value of the specific securities sold, are classified as gains on securities available for sale in other operating income.

INVESTMENT SECURITIES

     Investment securities are securities which the Company has the positive intent and ability to hold to maturity. Investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. The amortization of premiums and discounts on mortgage-backed securities is periodically adjusted to reflect the actual prepayment experience of the underlying mortgage loans. Gains and losses on sales of investment securities are computed based on the adjusted cost of the specific securities sold.

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

     RISK MANAGEMENT INSTRUMENTS: As part of its asset/liability management activities, the Company may enter into interest rate futures, forwards, swaps and option contracts. These derivative financial instruments are categorized as risk management instruments and are carried at fair value unless the instrument qualifies for hedge accounting treatment. Fair value adjustments on risk management instruments carried at fair value are reflected in operating income. Gains and losses realized on futures and forward contracts qualifying as hedges are deferred and amortized over the terms of the related assets or liabilities and are included as adjustments to interest income or interest expense. Settlements on interest rate swaps and option contracts are recognized over the lives of the agreements as adjustments to interest income or interest expense.

     Interest rate contracts used in connection with securities available for sale are carried at fair value with gains and losses, net of applicable deferred income taxes, reported in a separate component of stockholders' equity, consistent with the reporting of unrealized gains and losses on such securities.

     Premiums paid for interest rate caps and floors qualifying for hedge accounting are deferred and classified with the assets and liabilities hedged and are amortized to interest income or expense over the life of the instrument.

INTEREST AND FEES ON LOANS

   Interest on loans is recognized based on the interest method. The recognition of interest is suspended on commercial loans when principal or interest is past due ninety days or more and collateral is inadequate to cover principal and interest or when, in the opinion of management, full collection is unlikely. Interest on such loans is subsequently recognized only in the period in which payments are received and, in certain situations, such payments are applied to reduce principal when loans are unsecured or collateral values are deficient. A nonaccrual loan is returned to accrual status provided all principal and interest amounts are reasonably assured of repayment within a reasonable period and the borrower has demonstrated sustained payment performance. Nonrefundable loan fees and direct origination costs are deferred and amortized over the life of the loan as an adjustment of the yield. Commitment fees are deferred and recognized as noninterest income over the commitment period.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

   The allowance for possible loan losses is maintained at a level considered adequate to provide for reasonably foreseeable potential losses on loans. The allowance is based on management's evaluation of the loan portfolio considering economic conditions, volume and composition of the loan portfolio, past experience and other relevant factors.

   Effective January 1, 1995, the Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires a creditor to measure impaired and restructured loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The difference between the impaired loan's carrying value and the fair value is recognized as a valuation adjustment. The Company also adopted the provisions of SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" on January 1, 1995. SFAS No. 118 amends SFAS No. 114 by allowing creditors to use existing methods for recognizing interest income on impaired loans and by requiring additional disclosures. These statements did not have a material impact on the consolidated financial statements.

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

BANK PREMISES AND EQUIPMENT

   Bank premises and equipment are stated at cost. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets. Any gain or loss resulting from disposition is included in other operating income. Expenditures for maintenance and repairs are charged to other operating expense and renewals and betterments are capitalized.

   Effective January 1, 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use is based on the fair value of the asset. This statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material impact on the consolidated financial statements.

INTANGIBLE ASSETS

   Goodwill, representing the excess of the cost of acquisitions over the fair value of the net assets acquired, is amortized using the straight-line method over periods not exceeding 15 years. Core deposit intangibles represent the net present value of the future economic benefits related to the use of deposits assumed and are amortized on a straight-line basis generally over ten years.

   The Company reviews its intangible assets for possible impairment when there is a significant event that may detrimentally impact the underlying basis of the asset.

   Mortgage servicing rights represent the right to receive future servicing income. Mortgage servicing rights are amortized over the period of, and in proportion to, estimated net servicing income. At least annually, the Company evaluates the carrying amount of its servicing rights by analyzing the discounted cash flows of such assets under current market conditions.

   Effective January 1, 1996, the Company adopted the provisions of SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment to SFAS No. 65." SFAS No. 122 provides guidance for recognition of mortgage servicing rights as an asset when originated or purchased mortgage loans are sold or securitized with servicing rights retained. This statement also requires that any impairment of mortgage servicing rights be measured as the difference between the carrying amount of the servicing rights and their current fair values. SFAS No. 122 is applied prospectively; therefore, the Company's financial statements for years prior to 1996 do not reflect the adoption of this pronouncement. The effect of this change for the year ended December 31, 1996, was to increase net income by approximately $3.3 million, net of income taxes.

POSTRETIREMENT BENEFITS

   The Company accounts for postretirement and postemployment health care and life insurance benefits using the full accrual method which recognizes the cost of providing the benefits over the active service period of the employee.

   Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 established standards for accounting and reporting the cost of benefits provided by an employer to its former or inactive employees after employment but before retirement. SFAS No. 112 requires an employer to recognize an obligation for such benefits if certain conditions are met. This statement did not have a material impact on the consolidated financial statements.

INCOME TAXES

   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the deferred tax assets or liabilities are expected to be settled or realized.

NET INCOME PER SHARE

   Net income per share is based on the weighted average number of shares outstanding during each year.

RECLASSIFICATIONS

   Certain prior amounts have been reclassified to conform with the 1996 presentation.

RECENT PRONOUNCEMENTS

   In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS No. 125 requires that an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Consistent standards are provided by this statement for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement, as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is effective after December 31, 1997, for repurchase agreements, dollar-roll agreements, securities lending, and similar transactions. The adoption of this statement will not have a material impact on the consolidated financial statements.

NOTE 2 - CASH AND DUE FROM BANKS

   The Company is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits.
The average amount of those reserves for the year ended December 31, 1996, was approximately $18 million.

NOTE 3 - ACQUISITIONS

   Bank mergers and acquisitions completed by the Company during the three years ended December 31, 1996, along with the related accounting treatment, are as follows (dollars in millions):



                                                   Common      Cash   Accounting
                     State     Date    Assets   Shares Issued  Paid    Treatment
---------------------------------------------------------------------------------
First Columbus
 Financial                      May
 Corporation          MS       1994     $209             --     $50     Purchase

LBO Bancorp,                   Jan.
 Inc                  LA       1995       96      1,360,842      --     Purchase

Citizens
 National                       May
 Bancshares, Inc.     LA       1995      193      2,765,688      --     Pooling

First Merchants
 Financial                     Aug.
 Corporation          AR       1995      280      1,988,052       4     Purchase

Bank of
 Gonzales
 Holding                       June
 Company              LA       1996      126      1,267,346      --     Purchase

Tuscaloosa                     Nov.
 Bancshares, Inc.     LA       1996       41        450,542      --     Purchase

   For those acquisitions accounted for as a purchase business combination, the results of operations have been included in the financial statements from the date of acquisition.

   In addition to the mergers included in the table above, the Company acquired a branch operation and two mortgage companies. On March 10, 1995, the Company purchased the Coahoma County, Mississippi, operations of a local Mississippi bank. This acquisition added assets of approximately $82 million.

   On August 8, 1995, the acquisition of First Mortgage Corp. located in Omaha, Nebraska, was completed for $15.8 million in a purchase business combination. At the acquisition date, First Mortgage Corp. had a $1.1 billion mortgage servicing portfolio and six production offices in Nebraska and Oklahoma.

   On June 29, 1996, the Company purchased for $3.6 million, McAfee Mortgage and Investment Company, located in Lubbock, Texas, in a transaction accounted for as a purchase business combination. McAfee Mortgage and Investment Company has 15 offices located throughout Texas and originated approximately $240 million in mortgage loans in 1995.

   On January 3, 1997, the Company completed its acquisition of Jefferson Guaranty Bancorp, a one-bank holding company, located in Metairie, Louisiana, with approximately $300 million in total assets. The Company paid a combination of 1,759,688 shares of its common stock and $10 million in cash for all of the outstanding common stock and common stock equivalents of Jefferson Guaranty Bancorp. The transaction was accounted for as a purchase business combination. The Company has been authorized by its Board to purchase in the open market all or part of the Company's common shares exchanged in the acquisition.

   On December 26, 1996, the Company entered into a definitive agreement to acquire First Capital Bancorp, Inc., a bank holding company located in Monroe, Louisiana, with approximately $186 million in total assets. Under the terms of the agreement, the Company's common stock will be exchanged for all of First Capital Bancorp's outstanding common shares. The exchange rate will be based on the average market price of the Company's common stock on the ten consecutive trading days ending on the tenth business day prior to the effective date of the acquisition. If the average market price remains above $25.50, the Company will issue 1,568,626 shares. If the average market price is less than $25.50, the number of shares issued will increase up to a maximum of 1,702,126. The transaction, which will be accounted for as a pooling of interests business combination, is subject to the approval of the stockholders of First Capital Bancorp, Inc. and regulatory authorities and is expected to be consummated during the first quarter of 1997.

   On February 20, 1997, a definitive agreement was reached to acquire NBC Financial Corporation, a bank holding company located in Baton Rouge, Louisiana, with approximately $70 million in total assets. Under the terms of the agreement, 422,581 shares of the Company's common stock will be exchanged for all of the outstanding common shares of NBC Financial Corporation. The transaction, which will be accounted for as a purchase business combination, is subject to the approval of the stockholders of NBC Financial Corporation and regulatory authorities and is expected to be consummated during the second quarter of 1997.

NOTE 4 - SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES

   On November 27, 1995, the Company transferred investment securities with a carrying amount of $1.1 billion and a fair value of $1.2 billion to securities available for sale, as provided for under the FASB's Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

   The amortized cost and estimated fair value of securities available for sale and investment securities follow (in thousands):


                                        December 31,
-----------------------------------------------------------------------------
Securities                          Gross          Gross        Estimated
available            Amortized    Unrealized     Unrealized        Fair
for sale               Cost         Gains          Losses          Value
-----------------------------------------------------------------------------
1996
U.S. Treasury
  and other U.S.
  Government
  agencies           $  715,808     $  2,994      $    (7,287)     $  711,515
Obligations of
  states and
  political
  subdivisions          175,977        6,092           (1,236)        180,833
Mortgage-backed
  securities            567,235        3,008           (1,982)        568,261
Other securities          1,424            5               --           1,429
-----------------------------------------------------------------------------
                     $1,460,444     $ 12,099      $   (10,505)     $1,462,038
=============================================================================

1995
U.S. Treasury
  and other U.S.
  Government
  agencies           $  849,984     $ 19,117      $      (475)     $  868,626
Obligations of
  states and
  political
  subdivisions          136,297        8,304             (114)        144,487
Mortgage-backed
  securities            180,848        3,209             (280)        183,777
Other securities          2,477           27               (3)          2,501
-----------------------------------------------------------------------------
                     $1,169,606     $ 30,657      $      (872)     $1,199,391
=============================================================================

                                     December 31,
-----------------------------------------------------------------------
                                 Gross          Gross        Estimated
Investment          Amortized   Unrealized    Unrealized        Fair
securities            Cost        Gains        Losses          Value
-----------------------------------------------------------------------
1996
U.S. Treasury
  and other U.S.
  Government
  agencies           $  9,379     $    --      $    (110)     $  9,269
Obligations of
  states and
  political
  subdivisions            105          --             --           105
Mortgage-backed
  securities           60,581       5,047             --        65,628
Other securities       75,022       2,423            (35)       77,410
-----------------------------------------------------------------------
                     $145,087     $ 7,470      $    (145)     $152,412
=======================================================================

                                     December 31,
-----------------------------------------------------------------------
                                 Gross          Gross        Estimated
Investment          Amortized   Unrealized    Unrealized        Fair
securities            Cost        Gains        Losses          Value
-----------------------------------------------------------------------
1995
U.S. Treasury
  and other U.S.
  Government
  agencies           $  9,369     $     9      $      --      $  9,378
Mortgage-backed
  securities           80,481       2,898           (829)       82,550
Other securities       49,183         549            (11)       49,721
-----------------------------------------------------------------------
                     $139,033     $ 3,456      $    (840)     $141,649
=======================================================================

   The amortized cost and estimated fair value of securities available for sale and investment securities at December 31, 1996, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            December 31, 1996
--------------------------------------------------------------------
                                                          Estimated
Securities available                       Amortized        Fair
for sale                                      Cost          Value
--------------------------------------------------------------------
Due in one year or less                    $    8,403     $    8,771
Due after one year through five years         541,657        540,700
Due after five years through ten years        231,974        230,299
Due after ten years                           111,175        114,007

                                              893,209        893,777
Mortgage-backed securities                    567,235        568,261
--------------------------------------------------------------------
                                           $1,460,444     $1,462,038
====================================================================

Investment securities
Due in one year or less                    $    2,659     $    2,729
Due after one year through five years          17,579         17,465
Due after five years through ten years         44,827         47,093
Due after ten years                            19,441         19,497

                                               84,506         86,784
Mortgage-backed securities                     60,581         65,628
--------------------------------------------------------------------
                                           $  145,087     $  152,412
====================================================================

   Gross gains of $10.8 million, $1.2 million, and $30.8 million and gross losses of $10.8 million, $338 thousand, and $17.2 million were realized on sales of securities available for sale in 1996, 1995, and 1994, respectively. Included in gross gains for 1996 and 1995 were $107 thousand and $829 thousand, respectively, related to premiums received for exercised written option contracts on securities available for sale. Included in gross gains and gross losses for 1994 was $10.5 million and $6.2 million, respectively, related to the termination of interest rate swap agreements and sales of securities associated with such agreements.

   Securities available for sale and investment securities with a carrying amount of $1,019.9 million (fair value $1,023.1 million) at December 31, 1996, and $772.2 million (fair value $793.1 million) at December 31, 1995, were pledged to secure public and trust deposits, for repurchase agreements, and for other purposes.

NOTE 5 - LOANS

   The Company makes commercial, financial, agribusiness, real estate and consumer loans to customers. Although the Company has a diversified loan portfolio, a substantial portion of its loan portfolio is concentrated in the states of Mississippi, Louisiana and Arkansas. Loans held for sale at December 31, 1996 and 1995, were $295.1 million and $237.1 million, respectively. The Company services mortgage loans, and at December 31, 1996, 1995 and 1994, the loan servicing portfolio approximated $3.8 billion, $3.5 billion and $2.0 billion, respectively. The composition of the loan portfolio follows (in thousands):

                                                 December 31,
--------------------------------------------------------------------
                                              1996           1995
--------------------------------------------------------------------
Commercial, financial and agricultural     $1,104,648     $1,010,174
Real estate - construction                    170,711        122,765
Real estate - mortgage                      1,800,031      1,615,166
Consumer                                      904,487        831,197
--------------------------------------------------------------------
Total loans                                $3,979,877     $3,597,302
====================================================================

   In the ordinary course of business, the Company makes loans to its directors and principal officers of its subsidiaries, as well as other related parties. In the opinion of management, such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. A summary of changes in such loans during 1996 follows (in thousands):

Balance at January 1                           $  73,770
Additions                                        220,510
Reductions (including participations sold)      (231,041)
--------------------------------------------------------
Balance at December 31                         $  63,239
========================================================

   Transactions in the allowance for possible loan losses follow (in thousands):

                                    1996          1995          1994
----------------------------------------------------------------------
Balance at January 1              $ 58,719      $ 55,873      $ 62,032
Additions due to acquisitions        2,062         4,652         1,224
Loans charged-off                  (14,309)      (12,324)      (14,908)
Recoveries on loans
   previously charged-off           10,393         8,358        12,275
----------------------------------------------------------------------
Net charge-offs                     (3,916)       (3,966)       (2,633)
----------------------------------------------------------------------
Provision for possible
   loan losses                       5,340         2,160        (4,750)
----------------------------------------------------------------------
Balance at December 31            $ 62,205      $ 58,719      $ 55,873
======================================================================

   The Company's total recorded investment in impaired loans as of December 31, 1996 and 1995, was $11.7 million and $18.7 million, respectively. Included in the balance of impaired loans at December 31, 1996 and 1995, is $4.0 million and $5.3 million which have related allowances of $782 thousand and $2.4 million, respectively, for estimated credit losses determined in accordance with the provisions of SFAS No. 114. The remaining $7.7 million and $13.4 million of the balance of impaired loans at December 31, 1996 and 1995, respectively, do not require an allowance under the provisions of SFAS No. 114 since the estimated future cash flows or the collateral value was considered sufficient to cover any future deficiencies in loan payments. However, a general allowance for possible loan losses is available to absorb any losses on these loans. The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995, was $14.5 million and $22.2 million, respectively. All impaired loans are on nonaccrual status and are subject to the nonaccrual method for interest income recognition. There was no interest income recognized in 1996 and 1995 on loans identified as impaired.

   Loans on nonaccrual status amounted to approximately $16.4 million at December 31, 1996, and $22.5 million at December 31, 1995. The effect on interest income of nonaccrual loans was not material in 1996, 1995 or 1994. Restructured loans were not significant in 1996 and there were no restructured loans in 1995 or 1994.

   Other real estate owned amounted to approximately $5.0 million at December 31, 1996, and $6.5 million at December 31, 1995. Transactions in the allowance for possible losses on other real estate follow (in thousands):


                                       1996         1995         1994
---------------------------------------------------------------------
Balance at January 1                $ 1,730      $ 2,024      $ 1,205
Additions due to acquisitions           197           --           --
Provision charged to expense            165          154        1,078
Losses charged to the allowance        (856)        (448)        (259)
---------------------------------------------------------------------
Balance at December 31              $ 1,236      $ 1,730      $ 2,024
=====================================================================

NOTE 6 - BANK PREMISES AND EQUIPMENT

   A summary of bank premises and equipment follows (in thousands):

                                          December 31,
-------------------------------------------------------------
                                       1996           1995
-------------------------------------------------------------
Land                                 $  27,485      $  24,885
Buildings and leasehold
   improvements                        177,087        164,383
Furniture and equipment                107,465        109,905
-------------------------------------------------------------
                                       312,037        299,173
Less: Accumulated depreciation
   and amortization                   (163,710)      (154,833)
-------------------------------------------------------------
Bank premises and equipment, net     $ 148,327      $ 144,340
=============================================================

NOTE 7 - DEPOSITS

   The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $395.6 million and $390.0 million at December 31, 1996 and 1995, respectively.

NOTE 8 - BORROWED FUNDS

   In April 1996, the Company issued $100 million in 7.25% Senior Notes due in 2006. These notes are not callable prior to maturity and no sinking fund is required. Interest on the notes is paid semi-annually. The notes qualify as "Tier II Capital" under Federal Reserve Guidelines.

   The Company maintains a $50 million line of credit at a commercial bank. The line of credit, which is for general corporate purposes, bears interest at an adjustable rate based on LIBOR and expires in May 1997. There is no commitment fee or compensating balance arrangement relating to this line of credit and there was no balance outstanding at December 31, 1996. Included in other short-term borrowings at December 31, 1995, was $27.6 million outstanding under the line of credit.

   Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other borrowed funds consist of term federal funds purchased and treasury tax and loan deposits and generally are repaid within one to 120 days from the transaction date.

   Information concerning securities sold under agreements to repurchase is summarized as follows (in thousands):

                                            1996          1995
----------------------------------------------------------------
Average balance during the year           $280,876      $309,002
Maximum month-end balance
   during the year                         346,215       374,828
Average interest rate during the year         4.65%         5.00%

   Securities underlying the repurchase agreements remain under the Company's control.

NOTE 9 - LEASES

   Operating leases (primarily for branch bank space) expire at various dates. Most of these leases may be renewed beyond their present expiration dates. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1996, follow (in thousands):

                  1997                             $ 2,207
                  1998                               1,786
                  1999                               1,211
                  2000                                 801
                  2001                                 614
                  Thereafter                         3,762
                  ----------------------------------------
                  Total minimum lease payments     $10,381
                  ========================================

   At December 31, 1996, the Company leases office space to others with expirations at various dates through 2005. These leases have an average term of approximately three years and require total minimum rentals of approximately $18.2 million. Most of these subleases may be renewed beyond their present expiration dates.

   Rental expense of $7.1 million in 1996, $5.8 million in 1995, and $4.5 million in 1994 included amounts for short-term cancelable leases and minimum rentals under operating leases.

NOTE 10 - INCOME TAXES

   Total income tax expense was allocated as follows (in thousands):

                                          1996          1995          1994
----------------------------------------------------------------------------
Income before income taxes              $ 40,621      $ 35,029      $ 32,463
Other noncurrent intangible assets,
   for recognition of acquired
   tax benefits that previously
   were included in the valuation
   allowance                                  --        (2,949)         (550)
Other noncurrent intangible assets,
   for recognition of acquired
   tax benefits relating to a
   prior purchase business
   combination                                --          (181)           --
Stockholders' equity, for
   compensation expense for
   tax purposes in excess of
   amount recognized for
   financial reporting
   purposes                               (1,962)         (479)         (120)
Stockholders' equity, for
   unrealized gains on securities
   available for sale for financial
   reporting purposes, including
   impact of adopting
   SFAS No. 115                          (10,656)       10,447         1,179
----------------------------------------------------------------------------
                                        $ 28,003      $ 41,867      $ 32,972
============================================================================

   The current and deferred components of income tax expense follow (in thousands):

                1996         1995          1994
-------------------------------------------------
Current
   Federal     $36,900     $ 36,020      $ 29,368
   State         1,742        2,268         2,197
Deferred
   Federal       1,835       (2,673)        1,079
   State           144         (586)         (181)
-------------------------------------------------
               $40,621     $ 35,029      $ 32,463
=================================================

   The differences between the income tax expense shown on the consolidated statements of earnings and the amounts computed by applying the federal income tax rate of 35% to income before income taxes follow (in thousands):

                                1996       1995      1994
-----------------------------------------------------------
Amount computed at
   statutory tax rates        $ 43,481   $37,677    $34,858
Increases (decreases):
Cash surrender value
   of life insurance            (1,461)   (1,834)    (1,061)
Tax exempt interest
   income                       (4,840)   (3,951)    (4,001)
Amortization of
   intangible assets             1,406       926        283
State income taxes, net          1,226     1,093      1,311
Other, net                         809     1,118      1,073
-----------------------------------------------------------
                              $ 40,621   $35,029    $32,463
===========================================================

   The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset follow (in thousands):

                                            December 31,
-----------------------------------------------------------
                                           1996      1995
-----------------------------------------------------------
Deferred tax assets
Allowance for possible loan losses       $23,815    $22,289
Other real estate owned                      700        986
Deferred compensation                     11,503      9,377
Investment tax credit carryforwards        2,398      2,965
Other                                      5,718      7,286
-----------------------------------------------------------
   Total gross deferred tax asset         44,134     42,903
-----------------------------------------------------------
Deferred tax liabilities
Bank premises and equipment                4,505      4,076
Pension plan                               4,931      4,777
Leveraged leases                             225        665
Core deposit intangibles                   8,472      8,090
Mortgage servicing rights                  7,989      3,659
Unrealized gain on securities available
   for sale                                  970     11,626
State income taxes                           514        366
Other                                      1,060      1,550
-----------------------------------------------------------
   Total gross deferred tax liability     28,666     34,809
-----------------------------------------------------------
   Net deferred tax asset                $15,468    $ 8,094
===========================================================

   There was no valuation allowance for the gross deferred tax asset as of December 31, 1996 and 1995. The valuation allowance for the gross deferred tax asset as of December 31, 1994, was $3.0 million. The net change in the total valuation allowance for the year ended December 31, 1995, was a decrease of $3.0 million. This decrease was due to management's belief that it is now more likely than not that DGLC will be able to utilize the entire portion of the investment tax credit carryforwards. The net change in the total valuation allowance for the year ended December 31, 1994, was a decrease of $567 thousand. This decrease was due to the utilization of net operating loss carryforwards.

   At December 31, 1996, the Company had investment tax credit carryforwards for federal income tax purposes of approximately $2.4 million which are available to reduce DGLC's future federal income taxes, if any, through 2001.

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

   Total income taxes resulting from securities transactions included a provision of $41 thousand, $322 thousand, and $4.8 million in 1996, 1995 and 1994, respectively.

NOTE 11 - EMPLOYEE BENEFIT PLANS

   The Company has the following employee benefit plans:

-- A defined benefit pension plan based upon age, length of employment and hours of service covering substantially all employees;

-- A retirement savings plan covering substantially all employees;

-- Deferred compensation and stock plans covering certain key executives, directors, and advisory directors;

-- Stock plan covering certain key executives; and

-- Employee stock purchase plan available to all full-time employees who have attained legal majority and have one year of continuous service.

   Employee benefit expense (income) related to these plans follows (in thousands):

                                   1996      1995     1994
-----------------------------------------------------------
Pension plan                      $  (436)  $  (17)  $ (750)
Retirement savings plan             2,902    2,693    2,395
Deferred compensation plan          3,695    3,253    2,848
Other plans                           793      393      595
-----------------------------------------------------------
                                  $ 6,954   $6,322   $5,088
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

   The following table sets forth the plan's funded status and amount recognized in the Company's consolidated statements of condition (in thousands):

                                           December 31,
----------------------------------------------------------------------------
                                                      1996           1995
----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
      Accumulated benefit
         obligation, including
         vested benefits of $88,855
         in 1996 and $81,443 in 1995                $  90,622      $  83,051
----------------------------------------------------------------------------

      Projected benefit obligation
         for service rendered to date               $ 104,546      $  95,705
Plan assets at fair value, primarily
   corporate securities                               134,853        121,537
----------------------------------------------------------------------------

Plan assets in excess of projected
   benefit obligation                                  30,307         25,832
Unrecognized net gain from
   past experience difference
   from that assumed                                  (16,818)       (10,452)
Prior service cost not yet
   recognized in net
   periodic pension cost                                1,807             28
Unrecognized net asset, net of
   amortization over a fifteen-
   year period                                         (2,192)        (2,740)
----------------------------------------------------------------------------
Prepaid pension cost                                $  13,104      $  12,668
============================================================================

   Net pension benefit included the following components (in thousands):

                                    1996         1995         1994
--------------------------------------------------------------------
Service cost - benefits
   earned during the year         $  3,656      $ 2,781      $ 2,791
Interest cost on projected
   benefit obligation                6,954        6,318        5,841
Actual return on plan assets       (10,734)      (8,571)      (8,878)
Net amortization and deferral         (312)        (545)        (504)
--------------------------------------------------------------------
Net periodic pension benefit      $   (436)     $   (17)     $  (750)
====================================================================

   The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.25% in 1996 and 1995. The rate of increase in future compensation was 5.0% in 1996 and 1995. The expected long-term rate of return on plan assets was 9.0% in 1996 and 1995.

   Under the retirement savings plan, the Company automatically contributes an amount equal to 2% of each participant's base salary to the plan. A participant, in addition, may elect to contribute up to 10% of base salary to the plan. The Company contributes an additional amount to the plan equal to 50% of the participant's contribution up to 5% of base salary. Effective January 1, 1997, employees can contribute up to 15% of base salary.

   Participants of the deferred compensation plan can defer a portion of their compensation for payment after retirement or termination of employment. Life insurance contracts have been purchased which may be used to fund payments under the plan.

   The incentive stock plan includes the granting of incentive stock options, nonqualified stock options, stock appreciation rights, and restricted stock awards. Stock options are granted at a price equal to the market value of the stock at the date of grant and are exercisable for a period not to exceed ten years from the date of grant. The maximum number of shares subject to the plan is 1.91 million. In calculating net income per share, the dilutive effect of the options outstanding was not material.

   The Company accounts for the incentive stock plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the plan been determined consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                         1996        1995
-----------------------------------------------------------
Net income:
   As reported                          $83,610     $71,620
   Pro forma                             82,482      71,364
Net income per share:
   As reported                          $  2.16     $  1.89
   Pro forma                               2.13        1.86

   Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: risk-free investment rate of 6.34% and 6.28%, expected dividend yield of 2.55%, expected life of seven years, and expected volatility of 21.58% and 19.99%.

   The following table summarizes the Company's option activity (in thousands):

                                      1996     1995    1994
-----------------------------------------------------------
Options outstanding at
   beginning of year                   886      848     754
Options issued and assumed             160      180     130
Options exercised and expired         (368)    (142)    (36)
-----------------------------------------------------------
Options outstanding and
   exercisable at end of year          678      886     848
===========================================================

   All options are nonqualified stock options. The exercise prices of the options are $23.63, $17.75, and $13.88 per share for options issued in 1996, 1995 and 1994, respectively. The weighted average exercise price of all options outstanding at December 31, 1996, is $15.28.

   Participants in the employee stock purchase plan may contribute up to 5% of their base salary. The Company's contribution to each participant's account is 25% of the participant's contribution. Common stock of the Company is purchased for the plan in the open market.

   The Company also provides certain health care and life insurance benefits for retired employees. For those employees who have retired and active employees eligible to retire, as of January 1, 1993, the Company shares in the cost of these benefits. Employees eligible to retire are those age 55 with ten years of service. The Company pays 50% of the cost of these benefits for the retiree and covered spouse until the retiree becomes Medicare eligible (age
65). After the retiree attains age 65, the retiree pays the full cost of these benefits. Active employees not eligible to retire before January 1, 1993, pay the full cost of coverage for these benefits at retirement. The plan is unfunded.

   The following table sets forth the amount recognized in the Company's consolidated statements of condition (in thousands):

                                                    December 31,
-------------------------------------------------------------------
                                                  1996       1995
-------------------------------------------------------------------
Accumulated postretirement benefit
   obligation:
      Retired participants                        $1,235     $1,117
      Fully eligible active plan participants        342        676
      Other active plan participants                 209        270
-------------------------------------------------------------------
                                                   1,786      2,063
Unrecognized net gain from
   past experience different from that
   assumed and from changes in
   actuarial assumptions                             409        215
-------------------------------------------------------------------
Accrued postretirement benefit cost               $2,195     $2,278
===================================================================

   Net periodic postretirement benefit cost included the following components (in thousands):

                                         1996       1995      1994
------------------------------------------------------------------
Service cost - benefits earned
   during the period                    $  27      $  20      $ 22
Interest costs on projected benefit
   obligation                             112        136       150
Net amortization and deferral             (52)       (29)       --
------------------------------------------------------------------
Net periodic postretirement
   benefit cost                         $  87      $ 127      $172
==================================================================

   The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% in 1996 and 1995. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.6% in 1996 and 11.4% in 1995, graded down to 9.8% in 1997 and graded down each year to an ultimate rate of 5% in 2008. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1996, would be increased by 1%. The effect of this change on the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 would be an increase of 1%.

NOTE 12 - EQUITY RESTRICTIONS

   The banking subsidiaries of the Company are subject to certain regulations controlling national banks that restrict the amount of dividends that may be distributed and the amount of loans that may be made by the banks to the parent.

   Dividends paid by the Company are substantially provided from dividends received from the banking subsidiaries. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. The subsidiary banks have available for payment of dividends in 1997, without regulatory approval, $110.3 million plus their net profits for 1997.

NOTE 13 - REGULATORY MATTERS

   The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct and material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The minimum required ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to average assets are 8.0%, 4.0% and 4.0%, respectively. Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

   As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company's subsidiary banks must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.

   The Company's and its significant banking subsidiaries' actual capital amounts and ratios are presented in the following table (in thousands):

                                             December 31,
---------------------------------------------------------------------
                                       1996                1995
---------------------------------------------------------------------
                                  Amount    Rate     Amount    Rate
---------------------------------------------------------------------
Total Capital
  (to Risk Weighted Assets):
  Consolidated                   $554,254   12.67%  $508,855   12.30%
  Deposit Guaranty
   National Bank                  430,478   13.32    382,106   12.19
  Commercial
   National Bank                  109,072   12.79    112,178   15.52

Tier I Capital
  (to Risk Weighted Assets):
  Consolidated                    499,489   11.42    457,069   11.05
  Deposit Guaranty
   National Bank                  390,267   12.07    343,430   10.96
  Commercial
   National Bank                   98,345   11.54    103,050   14.25

Tier I Capital
  (to Average Assets):
  Consolidated                    499,489    8.23    457,069    7.87
  Deposit Guaranty
   National Bank                  390,267    8.96    343,430    8.00
  Commercial
   National Bank                   98,345    9.05    103,050    9.10

NOTE 14 - OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES

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

   The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For futures, forward contracts, interest rate contracts, and options, the contract or notional amounts do not represent exposure to credit loss. Credit risk for those instruments is controlled by limits and monitoring procedures.

COMMITMENTS

   At December 31, 1996, the financial instruments whose contract amounts represent credit risk and those whose notional or contract amounts exceed the amount of on-balance sheet credit risk are listed in the following table (in thousands):

                                             Contract
                                              Amount
------------------------------------------------------
Financial instruments whose contract
 amounts represent credit risk:
Commitments to extend credit                $1,367,050
Standby letters of credit                       99,825
Commercial letters of credit                     4,354
Financial instruments whose notional or
   contract amounts exceed the amount
   of credit risk:
Commitments to purchase securities              40,155
Commitments to sell securities                   7,685

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

   Commitments to purchase and sell securities, futures and forward contracts are contracts for delayed delivery of securities, foreign currencies or money market instruments in which the seller agrees to make delivery of a specified instrument at a specified future date, at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in interest rates and securities values.

DERIVATIVES

   The Company maintains an active trading account in Eurodollar futures and options in order to maintain a presence in those markets. Trading activities are confined to relatively small dollar limits on exchange-traded instruments. Trading activities in those instruments resulted in a net loss of $25 thousand for 1996. There were no notional amounts outstanding at December 31, 1996.

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

   Risk management derivative instruments are used to manage the Company's exposure to interest rate and market risk. The notional or contract amounts on these instruments normally exceed the amount of credit risk to the Company. The 1996 year-end positions of the Company in these instruments are summarized in the following table (in thousands):

                                               Contract or
                                             Notional Amount
------------------------------------------------------------
Interest rate swap agreements                  $ 122,622
Interest rate caps                               100,000
Interest rate floors                             300,000
Forward contracts                                130,500

   Interest rate swap agreements are entered into by the Company primarily to manage interest rate exposure. These are contractual agreements between counterparties to exchange interest streams based on notional principal amounts over a set period of time. Interest rate swap agreements normally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The notional or principal amount does not represent an amount at risk, but is used only as a basis for determining the actual cash flows related to the interest rate contracts. Market risk, due to potential fluctuations in interest rates, is inherent in swap agreements. As of December 31, 1996, the Company had no aggregate estimated cost of replacement (the cost of replacing an existing contract if the counterparty defaults) for the interest rate swap contracts. All active interest rate swap counterparties have collateral arrangements with the Company.

   Interest rate caps with three-year maturities were purchased during 1994 in anticipation of further increases in interest rates, and were assigned to certificates of deposit with maturities of three months or less. The interest rate caps allow the Company to limit its exposure to unfavorable interest fluctuations over and above a "capped" rate. A premium is paid for this protection. The risk assumed by the Company is limited to the amount of the premium and not the notional amount of the interest rate cap. At December 31, 1996, the unamortized portion of the interest rate cap premium was $751 thousand.

   Interest rate floors with five-year maturities were purchased during 1996 and 1995 in anticipation of decreases in interest rates and were assigned to floating rate commercial loans. The interest rate floors allow the Company to limit its exposure to unfavorable interest fluctuations below a particular rate. A premium is paid for this protection. The risk assumed by the Company is limited to the amount of the premium and not the notional amount of the interest rate floor. At December 31, 1996, the unamortized portion of the interest rate floor was $2.6 million.

   Futures and forward contracts are contracts for the delayed delivery of securities in which the seller agrees to make delivery of a specified instrument at a specified future date, at a specified price or yield. Risks arise from the possible inability of the counterparties to meet the terms of their contracts and from movements in interest rates and securities values. The Company intends to offset or close out open positions prior to settlement; therefore, the total contract amounts of futures and forward contracts represent the extent of the Company's involvement. The Company is subject only to the change in value of the instruments. Futures contracts settle in cash daily; therefore, there is minimal risk to the Company.

   The Company was a party to a small number of foreign exchange spot and forward transactions during 1996 and 1995. These contracts generally involve the exchange of United States currency for a foreign currency. Spot foreign exchange transactions normally settle within two business days, and forward transactions can settle up to a year in the future. At December 31, 1996, the Company had no foreign exchange contracts outstanding.

   Option contracts allow the holder of the option to purchase or sell a financial instrument from/to the seller or writer of the option at a specified price within a specified period of time. The Company has sold options on securities held in the available for sale securities portfolio during the year. The premiums received on those options totaled $1.8 million. Options which have been sold do not expose the Company to credit risk. At December 31, 1996, the Company had no option contracts outstanding.

LITIGATION

   DGNB is a defendant in a case in which the plaintiffs are some of the beneficiaries of a trust for which DGNB is the trustee. In an amended complaint, the plaintiffs claim that DGNB was negligent in its dealings with the trust property, breached its trust duties by allegedly abusing its discretion and negligently handling trust assets, engaged in self dealing, and was grossly negligent in its handling of the trusts. The case seeks actual damages for waste of trust assets and loss of income and punitive damages, both in an unspecified amount to be proven at trial, and attorney fees and court costs. While the ultimate outcome of the lawsuit cannot be predicted with certainty, management denies all liability and believes that the ultimate resolution of this matter will not have a material effect on the Company's consolidated financial statements.

   In addition, the Company is subject to numerous other pending and threatened legal actions arising in the normal course of business, and management believes that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial statements.

NOTE 15 - STOCK SPLIT

   The Company declared a two-for-one stock split effective December 2, 1996. All issuances of shares, shares outstanding, and per share results are calculated assuming the split occurred at the beginning of the earliest period presented.

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

   In addition, the fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has significant fee generation businesses that are not considered financial instruments and their value has not been incorporated into the fair value estimates. Significant assets that are not considered financial assets include trust services, the mortgage banking operation, brokerage network, deferred tax assets, bank premises and equipment, core deposit intangibles and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Fair value estimates, methods, and assumptions are set forth below.

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

   The fair value of performing adjustable-rate loans is the carrying amount adjusted for the discounted value of the expected future loan losses. The fair value of performing fixed-rate loans is calculated by discounting cash flows based on estimated scheduled maturities reduced by expected future loan losses. The discount rate is estimated using the rate currently offered for similar loans with similar maturities. The fair value of residential mortgage loans is based on quoted market prices.

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

   LONG-TERM DEBT: The fair value of the Company's long-term debt is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

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

                                                    December 31,
-----------------------------------------------------------------------------------------
                                       1996                              1995
-----------------------------------------------------------------------------------------
                             Carrying          Fair            Carrying           Fair
                              Amount          Value             Amount           Value
-----------------------------------------------------------------------------------------
Financial assets
Cash and short-term
   investments             $   434,381      $   434,381      $   784,721      $   784,721
Trading account
   securities                    2,505            2,505            3,381            3,381
Securities available
   for sale                  1,462,038        1,462,038        1,199,391        1,199,391
Investment securities          145,087          152,412          139,033          141,649
Loans                        3,917,672        3,919,005        3,520,583        3,539,719

Financial liabilities
Deposits                     5,025,749        5,042,909        4,780,659        4,805,225
Short-term
   borrowings                  543,029          543,029          599,482          599,482
Long-term debt                  99,405          100,659               --               --

Commitments
Commitments to
   extend credit                (1,514)          (6,576)          (1,621)          (5,990)
Letters of credit                   --           (1,222)              --           (1,034)
Commitments to
   purchase securities              --             (894)              --              121
Commitments to
   sell securities                  --              (18)              --              180

Risk management
derivatives
Interest rate swap
   agreements                      198            1,607              (88)          (1,423)
Forward contracts                   --              377               --           (1,623)
Interest rate caps                 751                7            1,537               99
Interest rate floors             2,669            2,814            1,288            2,734

NOTE 17 - DEPOSIT GUARANTY CORP. (PARENT COMPANY ONLY) FINANCIAL INFORMATION


STATEMENTS OF CONDITION
(in Thousands)

                                             December 31,
--------------------------------------------------------------
                                           1996         1995
--------------------------------------------------------------
Assets
Cash on deposit with bank subsidiary     $ 47,196     $  6,446
Investment in subsidiaries:
   Bank subsidiaries                      637,423      557,731
   Nonbank subsidiaries                     7,742        7,501
Notes receivable from nonbank
   subsidiaries                                --        2,990
Cash dividends receivable from
   bank subsidiaries                        8,376        7,510
Other assets                               27,651       20,938
--------------------------------------------------------------
   Total assets                          $728,388     $603,116
==============================================================
Liabilities
Cash dividends payable                   $  8,156        6,664
Short-term borrowings                          --       27,600
Long-term debt                             99,405           --
Other liabilities                          39,561       29,799
--------------------------------------------------------------
   Total liabilities                      147,122       64,063
--------------------------------------------------------------
Stockholders' equity                      581,266      539,053
--------------------------------------------------------------
   Total liabilities and
      stockholders' equity               $728,388     $603,116
==============================================================

STATEMENTS OF EARNINGS
(in Thousands)

                                       Year Ended December 31,
------------------------------------------------------------------
                                    1996        1995        1994
------------------------------------------------------------------
Income
Cash dividends from
   bank subsidiaries               $30,620     $24,334     $19,296
Service and management
   fees from subsidiaries           34,289      28,114      27,295
Interest from subsidiaries           1,963         557         663
Other                                  167         108         606
------------------------------------------------------------------
   Total income                     67,039      53,113      47,860
------------------------------------------------------------------
Expenses
Interest                             4,693         437       1,220
Salaries and employee benefits      25,597      21,118      20,058
Other                               18,213      13,968      14,523
------------------------------------------------------------------
   Total expenses                   48,503      35,523      35,801
------------------------------------------------------------------
Income before income taxes
   and equity in undistributed
   income of subsidiaries           18,536      17,590      12,059
Income tax benefit                   5,211       4,513       3,738
------------------------------------------------------------------
Income before equity in
   undistributed income
   of subsidiaries                  23,747      22,103      15,797
Equity in undistributed income
   of subsidiaries:
   Bank subsidiaries                59,337      49,691      50,835
   Nonbank subsidiaries                526         826         498
------------------------------------------------------------------
Net income                         $83,610     $72,620     $67,130
==================================================================


STATEMENTS OF CASH FLOWS
(in Thousands)

                                         Year Ended December 31,
-------------------------------------------------------------------------
                                      1996          1995          1994
-------------------------------------------------------------------------
Cash flows from
operating activities
Net income                           $ 83,610      $ 72,620      $ 67,130
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
      Provision for depreciation
         and amortization               3,344         2,986         2,811
      Increase in other
         liabilities                   11,723         5,557         4,505
      Increase in other assets         (9,129)       (3,424)       (3,996)
      Equity in undistributed
         income of
         subsidiaries                 (59,863)      (50,517)      (51,333)
-------------------------------------------------------------------------
   Net cash provided by
      operating activities             29,685        27,222        19,117
-------------------------------------------------------------------------

Cash flows from
investing activities
Net decrease in securities
   purchased from bank
   subsidiary under
   agreements to resell                    --        13,466         2,620
Net (increase) decrease in notes
   receivable from nonbank
   subsidiary                           2,990           750        (2,810)
Payments for investments in and
   advances to subsidiaries              (174)       (9,294)       (1,311)
Purchases of premises and
   equipment                           (2,071)       (1,086)       (1,699)
Proceeds from sales of bank
   premises and equipment                 301            11            --
Capital contributed to bank
   subsidiary                              --            --          (467)
-------------------------------------------------------------------------
   Net cash provided (used)
      by investing activities           1,046         3,847        (3,667)
-------------------------------------------------------------------------

Cash flows from
financing activities
Increase (decrease) in
   short-term borrowings              (27,600)       27,600            --
Proceeds from issuance of
   long-term debt                      99,381            --            --
Proceeds from exercise of
   common stock options                 3,845           997           282
Purchases of
   common stock                       (39,100)      (32,382)       (1,097)
Cash dividends paid                   (26,507)      (21,355)      (18,201)
-------------------------------------------------------------------------
   Net cash provided (used)
      by financing activities          10,019       (25,140)      (19,016)
-------------------------------------------------------------------------
   Net increase (decrease)
      in cash                          40,750         5,929        (3,566)
Cash at beginning of year               6,446           517         4,083
-------------------------------------------------------------------------
Cash at end of year                  $ 47,196      $  6,446      $    517
=========================================================================

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Deposit Guaranty Corp.:

   We have audited the accompanying consolidated statements of condition of Deposit Guaranty Corp. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deposit Guaranty Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

   As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for debt securities in 1994 to adopt the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

KPMG PEAT MARWICK LLP

Jackson, Mississippi
February 5, 1997,
      except for the last
      paragraph of Note 3
      which is as of
      February 20, 1997

ITEM 14.  DESCRIPTION OF EXHIBITS

                                Exhibit
          Exhibit                Number         Sequential Page Number
          -------                ------         ----------------------
Articles of Incorporation          3(a)     This document was previously filed
                                            as Exhibit 3(a) to the Company's
                                            Form 10-Q Quarterly Report for the
                                            quarter-ended March 31, 1996 and is
                                            hereby specifically incorporated by
                                            reference herein.

Bylaws                             3(b)     This document was previously filed
                                            as Exhibit 1 to the Company's Annual
                                            Report on Form 10-K (file number
                                            0-4518) for the fiscal year ended
                                            December 31, 1989 and is hereby
                                            specifically incorporated by
                                            reference herein.


Material Contracts                   10
(1)  Executive Variable Pay                 The written description of the
                                            Executive Variable Pay Plan included
                                            under the caption "Executive
                                            Compensation" in the definitive
                                            Proxy Statement of the Company,
                                            dated March 24, 1992 filed with
                                            the Commission pursuant to Rule
                                            14a-6 and is hereby specifically
                                            incorporated by reference herein.

(2)  Deferred Income Plan                   The original plan and an amendment
     and Amendment I                        to the plan were previously filed as
                                            Exhibit to the Company's Annual
                                            Report on Form 10-K (file number
                                            0-4518) for the fiscal year ended
                                            December 31, 1994. Both documents
                                            are hereby specifically incorporated
                                            by reference herein.

(3)  Stock-Based, Long-Term                 Filed herewith.
     Incentive Plan

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

(5)  Employment Contracts                   Filed herewith

Statement Re:  Computation of        11     Filed herewith
Per Share Earnings

Subsidiaries of the Company          22     Filed herewith

Independent Auditors' Consent        23     Filed herewith

Financial Data Schedule              27     Filed herewith

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Jackson, Mississippi, on March 28, 1997.


                                        DEPOSIT GUARANTY CORP.


                                        BY: /s/ E. B. ROBINSON, JR.
                                           -----------------------------------
                                            E. B. Robinson, Jr.
                                            Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Name                         Title                   Date
             ----                         -----                   ----

/s/  E. B. ROBINSON, JR.          Chairman of the Board      March 19, 1997
------------------------------    and Director
E. B. Robinson, Jr.
Principal Executive Officer

/s/  HOWARD L. MCMILLAN, JR.      President and Director     March 19, 1997
------------------------------
Howard L. McMillan, Jr.

/s/  ARLEN L. MCDONALD            Executive Vice President   March 24, 1997
------------------------------
Arlen L. McDonald
Principal Financial Officer

/s/  STEPHEN E. BARKER            Controller                 March 17, 1997
------------------------------
Stephen E. Barker
Principal Accounting Officer

                                  Director                   March __, 1997
------------------------------
Michael B. Bemis

/s/  RICHARD H. BREMER            Director                   March 19, 1997
------------------------------
Richard H. Bremer

                                  Director                   March __, 1997
------------------------------
Warren A. Hood, Jr.

                                  Director                   March __, 1997
------------------------------
Charles L. Irby

/s/  RICHARD D. MCRAE, JR.        Director                   March 19, 1997
------------------------------
Richard D. McRae, Jr.

/s/  W. R. NEWMAN, III            Director                   March 19, 1997
------------------------------
W. R. Newman, III

                                  Director                   March __, 1997
------------------------------
John N. Palmer

/s/  STEVEN C. WALKER             Director                   March 19, 1997
------------------------------
Steven C. Walker

/s/  J. KELLEY WILLIAMS           Director                   March 27, 1997
------------------------------
J. Kelley Williams

EXHIBIT


     The following exhibits are included herein.



  Page
 Number               Description
 ------               -----------
 54-63                Stock-Based Long-Term Incentive Plan

 64-192               Employment Contracts

193-195               Computation of Per Share Earnings

  196                 Subsidiaries of the Registrant

  197                 Independent Auditors' Consent

  198                 Financial Data Schedule

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  10(3)       Stock-Based, Long-Term Incentive Plan

  10(5)       Employment Contracts

  11          Computation of Per Share Earnings

  21          Deposit Guaranty Corp. List of Subsidiaries

  23          Independent Auditors' Consent

  27          Financial Data Schedule