Form 10-Q
period 1997-03-31
DEPOSIT GUARANTY CORP
filed 1997-05-15
CIK 28209

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997



                         Commission File Number 0-4518





                             DEPOSIT GUARANTY CORP.
               --------------------------------------------------
               (Exact Name Of Registrant As Specified In Charter)



          Mississippi                                  64-0472169
--------------------------------             -------------------------------
(State or other Jurisdiction of              (IRS Employer Identification
 Incorporation or Organization)                          Number)



                   210 East Capitol Street, Jackson, MS 39201
                   -------------------------------------------
                    (Address Of Principal Executive Offices)
                                   (Zip Code)



                                 (601) 354-8564
                        --------------------------------
                        (Registrant's Telephone Number)


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

               Shares Of Common Stock, No Par Value, Outstanding
                        As Of March 31, 1997: 40,743,822

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(IN THOUSANDS EXCEPT SHARE DATA)

                                                         March 31,     December 31,
                                                          1997            1996
                                                       -----------    -----------
ASSETS
  Cash and due from banks                              $   359,625    $   385,009
  Interest-bearing bank balances                             1,623          1,732
  Federal funds sold and securities
       purchased under agreements to resell                 61,280         47,640
  Trading account securities                                   656          2,505
  Securities available for sale                          1,538,814      1,462,038
  Investment securities (market value:
       1997 - $150,611  ; 1996 - $152,412 )                142,081        145,087
  Loans, net of unearned income                          4,255,996      3,979,877
                  Allowance for possible loan losses       (69,416)       (62,205)
                                                       -----------    -----------
       Net loans                                         4,186,580      3,917,672
  Bank premises and equipment                              164,761        148,327
  Other assets                                             319,045        272,887
                                                       -----------    -----------
       TOTAL ASSETS                                    $ 6,774,465    $ 6,382,897
                                                       ===========    ===========

LIABILITIES
  Deposits:
       Noninterest-bearing                             $ 1,223,231    $ 1,160,914
       Interest-bearing                                  4,209,201      3,864,835
                                                       -----------    -----------
       Total deposits                                    5,432,432      5,025,749
  Federal funds purchased, securities
       sold under agreements to repurchase
       and other short-term borrowings                     546,501        543,029
  Long-term liabilities                                     99,414         99,405
  Other liabilities                                        119,092        133,448
                                                       -----------    -----------
       TOTAL LIABILITIES                                 6,197,439      5,801,631
                                                       -----------    -----------

STOCKHOLDERS' EQUITY
  Cumulative preferred stock, no par value,
       authorized:  25,000,000 shares of class A
       voting; and 25,000,000 shares of class B
       non-voting; issued and outstanding:  none              --             --
  Common stock, no par value, authorized
       100,000,000 shares; issued and outstanding:
       1997 - 40,743,822 shares; 1996 - 39,185,394
       shares                                               22,194         21,491
  Surplus                                                  160,035        174,995
  Retained earnings                                        406,245        383,211
  Market valuation for securities available for
       sale, net of income taxes                           (11,448)         1,569

                                                       -----------    -----------
       TOTAL STOCKHOLDERS' EQUITY                          577,026        581,266
                                                       -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 6,774,465    $ 6,382,897
                                                       ===========    ===========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
DEPOSIT GUARANTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS EXCEPT SHARE DATA)

                                                            Three Months Ended
                                                                March 31,
                                                       ---------------------------
                                                           1997           1996
                                                       ------------   ------------
INTEREST INCOME
     Interest and fees on loans                        $     90,639   $     77,138
     Interest on investment securities:
         Taxable                                              3,128          2,798
         Exempt from Federal income tax                           1           --
     Interest on securities available for sale:
         Taxable                                             23,459         19,970
         Exempt from Federal income tax                       2,652          2,758
     Interest on trading account securities                      22            119
     Interest on Federal funds sold and securities
         purchased under agreements to resell                 1,065          1,977
     Interest on bank balances                                    7            111
                                                       ------------   ------------
         TOTAL INTEREST INCOME                              120,973        104,871
                                                       ------------   ------------
INTEREST EXPENSE
     Interest on deposits                                    41,140         37,376
     Interest on Federal funds purchased, securities
         sold under agreements to repurchase and
         other short-term borrowings                          6,910          8,331
     Interest on long-term debt                               1,477           --
                                                       ------------   ------------
         Total interest expense                              49,527         45,707
                                                       ------------   ------------
NET INTEREST INCOME                                          71,446         59,164
     Provision for possible loan losses                       1,875          1,335
                                                       ------------   ------------
NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                    69,571         57,829
                                                       ------------   ------------
OTHER OPERATING INCOME
     Service charges on deposit accounts                      9,959          8,216
     Fees for trust services                                  4,663          3,825
     Gains (losses) on securities available for sale             86           (414)
     Other service charges, commissions
         and fees                                            14,802         14,036
     Other                                                    1,141          4,002
                                                       ------------   ------------
         TOTAL OTHER OPERATING INCOME                        30,651         29,665
                                                       ------------   ------------
OTHER OPERATING EXPENSE
     Salaries and employee benefits                          35,127         31,217
     Net occupancy expense                                    4,702          3,665
     Equipment expense                                        5,070          4,150
     Service fees                                             3,269          3,009
     Communication                                            3,039          2,453
     FDIC assessment                                            164              2
     Advertising and public relations                         2,486          2,445
     Other                                                   12,459          9,463
                                                       ------------   ------------
         TOTAL OTHER OPERATING EXPENSE                       66,316         56,404
                                                       ------------   ------------
INCOME BEFORE INCOME TAXES                                   33,906         31,090
Income tax expense                                           11,293          9,601
                                                       ------------   ------------
NET INCOME                                             $     22,613   $     21,489
                                                       ============   ============


NET INCOME PER SHARE                                   $       0.54   $       0.56
WEIGHTED AVERAGE SHARES OUTSTANDING                      42,200,610     38,652,426

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                                 1997           1996
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $    22,613    $    21,489
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
         Provision for possible loan losses                                        1,875          1,335
         Provision for possible losses on other real estate                          157              7
         Provision for depreciation and amortization                               9,347          7,675
         Provision for deferred income tax expense                                   596            406
         Amortization (accretion) of premium (discount) on
            investment securities, net                                               (54)            67
         Accretion of discount on securities available for sale, net                (876)        (1,308)
         Accretion of discount on long-term debt                                       9           --
         Deferred loan fees and costs                                               (739)          (482)
         Increase in other liabilities                                             3,136         10,694
         (Increase) decrease in other assets                                      (7,229)         4,057
         Net cash received from (paid for) loans held for resale                  14,611        (56,193)
         (Gains) losses on securities available for sale                             (86)           414
         Other, net                                                               (6,759)         4,390
                                                                             -----------    -----------
           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       36,601         (7,449)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing bank balances                            109        (25,903)
Proceeds from sales of securities available for sale                             286,945        591,106
Proceeds from maturities and principal repayments of investment securities         5,379         13,492
Proceeds from maturities and principal repayments of securities available
     for sale                                                                     37,794        216,670
Purchases of investment securities                                                (1,490)        (4,738)
Purchases of securities available for sale                                      (337,626)      (805,435)
Net decrease in Federal funds sold and securities
     purchased under agreements to resell                                         45,905         97,599
Net increase in loans                                                            (10,177)       (26,951)
Proceeds from sales of other real estate                                             721          1,113
Purchases of bank premises and equipment                                          (7,378)        (4,687)
Proceeds from sales of bank premises and equipment                                    66             20
Payment for purchase of common stock of acquired company
     and other acquisition costs                                                 (10,017)          --
Cash and due from banks of acquired company                                       32,851           --
                                                                             -----------    -----------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                                43,082         52,286
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits                                                         (36,477)       (44,828)
Net increase (decrease) in Federal funds purchased,
     securities sold under agreements to repurchase,
     and other short-term borrowings                                              (4,330)        37,371
Proceeds from the exercise of common stock options                                   947            814
Purchases of common stock                                                        (57,357)       (15,447)
Cash dividends paid                                                               (7,850)        (4,952)
                                                                             -----------    -----------
         NET CASH USED BY FINANCING ACTIVITIES                                  (105,067)       (27,042)
                                                                             -----------    -----------

         INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                          (25,384)        17,795

         CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                          385,009        343,706
                                                                             -----------    -----------

         CASH AND DUE FROM BANKS AT END OF PERIOD                            $   359,625    $   361,501
                                                                             ===========    ===========

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT SHARE DATA)




INCOME TAXES:

The Company made income tax payments of $66 thousand during the three month period ended March 31, 1997. The Company received a net income tax refund of $186 thousand during the three month period ended March 31, 1996.

INTEREST:

The Company paid $47.2 million and $46.5 million in interest on deposits and other borrowings during the three month periods ended March 31, 1997 and 1996, respectively.

ACQUISITIONS:

During the first quarter of 1997, the Company exchanged 1.760 million shares of common stock, in a purchase business combination, for all the outstanding common shares of Jefferson Guaranty Bancorp. The following reflects the assets acquired and liabilities assumed (in thousands):

Fair value of assets acquired                                       $   336,188

Fair value of common stock issued and/or cash paid
for common stock and other acquisition costs                            (50,165)
                                                                    -----------

Liabilities assumed                                                 ($  286,023)
                                                                    ===========

Also during the first quarter of 1997, the Company exchanged 1.568 million shares of common stock, in a pooling of interests business combination, for all the common shares of First Capital Bancorp, Inc. which had assets of approximately $186 million at December 31, 1996.

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


NOTE C - ACCOUNTING CHANGES

Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. It further requires that an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Consistent standards are provided by this statement for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement, as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is effective after December 31, 1997, for repurchase agreements, dollar-roll agreements, securities lending, and similar transactions. The effect of this statement on the March 31, 1997 financial statements, was not material.


NOTE D - ACQUISITIONS

On January 3, 1997, the Company exchanged a combination of 1,759,688 shares of its common stock and $10 million in cash for all of the outstanding shares of Jefferson Guaranty Bancorp, a $300 million asset bank holding company headquartered in Metairie, Louisiana, in a transaction accounted for as a purchase business combination. The results of operations of this acquired company, which are not material, are included in the 1997 financial statements from the date of purchase.

On March 31, 1997, the Company exchanged 1,568,466 shares of its common stock for all of the outstanding shares of First Capital Bancorp, Inc., a $186 million asset bank holding company headquartered in Monroe Louisiana, in a transaction accounted for as a pooling of interests. The results of operations of this acquired company, which are not material, are included in the 1997 financial statements from January 1, 1997. Prior years' financial statements were not restated as the changes would have been immaterial.

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

On March 31, 1997, a definitive agreement was reached to acquire CitiSave Financial Corporation of Baton Rouge, La. CitiSave Financial Corporation is the parent company of Citizens Savings Association, F.A., which has six offices in Baton Rouge and $75 million in total assets. Under the terms of the agreement, the Company will pay $20.50 cash for each outstanding share of CitiSave Financial Corporation. The transaction, which will be accounted for as a purchase business combination, is subject to the approval of the stockholders of CitiSave Financial Corporation and regulatory authorities and is expected to be consummated during the third quarter of 1997.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Deposit Guaranty Corp.:

     We have reviewed the condensed consolidated statement of condition of Deposit Guaranty Corp. and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1997 and 1996.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of Deposit Guaranty Corp. and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 1997 (February 20, 1997 as to Note 3), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

                                                /s/ KPMG Peat Marwick LLP
                                                -------------------------
                                                KPMG PEAT MARWICK LLP


Jackson, Mississippi
April 15, 1997

PART I.  Financial Information
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations
             Deposit Guaranty Corp. and Subsidiaries

The following discussion reviews the financial condition and the results of operations of Deposit Guaranty Corp. (the Company) for the three-month periods ended March 31, 1997 and 1996. This discussion should be read in conjunction with the condensed consolidated financial statements included in Part I, Item I.

Subsequent to the first quarter of 1996, the Company acquired Bank of Gonzales Holding Company with $126 million in total assets, McAfee Mortgage and Investment Company with approximately $240 million in annual mortgage loan originations, and Tuscaloosa Bancshares, Inc. with total assets of $41 million. During the first quarter of 1997, the Company acquired Jefferson Guaranty Bancorp with total assets of approximately $300 million. These transactions were accounted for as purchases and the results of operations of these entities are included in the financial statements from the acquisition dates. On March 31, 1997, the Company acquired First Capital Bancorp, Inc., a bank holding company with $186 million in total assets. This transaction was accounted for as a pooling of interests transaction and is included in the financial statements as of January 1, 1997. The aforementioned acquisitions affect the comparability of the financial statements.


BALANCE SHEET

Total assets increased $391 million to $6.774 billion at March 31, 1997, compared to $6.383 billion at December 31, 1996. The increase in total assets for March 31, 1997 as compared to December 31, 1996 is primarily related to acquisitions. Securities increased $74 million, or 5%, to $1.681 billion at March 31, 1996 primarily as a result of acquisitions. Total loans increased $276 million, or 7%, to $4.256 billion at March 31, 1997. Excluding the effect of the acquisitions, total loans would have been flat, reflecting a slowdown in the steady growth pace of loans in prior periods. Federal funds sold and securities purchased under agreements to resell increased 29% to $61.3 million at March 31, 1997. Total deposits increased $407 million, or 8%, to $5.432 billion at March 31, 1997. Excluding the effect of the acquisitions, total deposits exhibited a slight decrease from December 31, 1996 to March 31, 1997. Other liabilities decreased $14 million, or 11%, to $119 million at March 31, 1997 compared to December 31, 1996.

Total stockholders' equity decreased $4 million to $577 million at March 31, 1997. Stockholders' equity decreased $57 million due to the repurchase of shares offsetting the shares issued for the acquisitions. Additionally, the market valuation of securities available for sale, net of income taxes, decreased $13 million. These decreases were offset by increases of $15 million as a result of earnings retained and $51 million due to purchase accounting acquisitions.

As of March 31, 1997, the Company had interest rate swap contracts with a total notional value of $122 million compared to $123 million at December 31, 1996 and $104 million at March 31, 1996. During the first three months of 1997, the Company was a counterparty to several short-term option contracts and recognized $236 thousand in noninterest income, compared to $835 thousand for the first quarter of 1996, resulting from the premiums received on written covered call options.


NET INCOME

Net income for the first quarter of 1997 increased $1.1 million to $22.6 million due to an increase in net interest income caused by a 13% increase in earning assets and a 29 basis point improvement in interest spreads. On a per share basis, earnings decreased by $.02 as average shares outstanding increased as a result of acquisitions. Earnings for the first quarter of 1996 included an after-tax gain of approximately $1.75 million, or $.05 per share, relating to the disposition of assets under expired lease financing transactions. Excluding this gain, noninterest income increased $2.1 million, or 10%, to $30.7 million in the first quarter of 1997 compared to the same period in 1996, while noninterest expense increased $9.9 million, or 18%.

The return on average assets for the first three months of 1997 was 1.36% compared to 1.44% for the same period in 1996. The return on average equity for the first three months of 1997 was 14.55% compared to 15.97% for 1996.


NET INTEREST INCOME

Net interest income for the first quarter of 1997 was $71.4 million, an increase of $12.3 million from the first quarter of 1996 primarily resulting from a 13% growth in average interest-earning assets primarily in loans. Average loan volume during the first quarter of 1997 increased $620 million, or 17%, compared to the first quarter of 1996. Loan growth from acquisitions represented approximately 60% of the increase in average loan volumes. Average total loans, the most profitable interest-earning asset, as a percentage of total interest-earning assets increased from 68% during the first quarter of 1996 to 70% during the same period in 1997. The net interest margin for the first quarter of 1997 was 4.91%, increasing from 4.62% for the first quarter of 1996. This increase is primarily due to a 29 basis point increase in the interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, as the yields on loans and securities increased while rates paid on deposits and other funding sources declined.


OTHER OPERATING INCOME

Other operating income for the first quarter of 1997 increased slightly to $30.7 million compared to $29.7 million for the first quarter of 1996. Comparability between the first quarters of 1996 and 1997 is impacted by a $2.7 million gain from the disposition of assets from expired lease financing transactions in 1996.

The increase in other operating income, excluding the $2.7 million gain in 1996, is primarily the result of acquisitions and some growth in core business lines. Approximately $2.5 million of the first quarter 1997 other operating income represents an increase due to acquisitions occurring after the first quarter of 1996.


OTHER OPERATING EXPENSE

Other operating expense for the first quarter of 1997 was $66.3 million, an increase of $9.9 million, or 18%, over the first quarter of 1996 primarily as a result of acquisitions. Excluding the $6.6 million increase due to acquisitions, other operating expense increased approximately $3.3 million, or 6% in 1997 compared to 1996. This increase was primarily as a result of underlying increases in salaries and other expense. Salaries expense, excluding acquisitions, for the first quarter of 1997 increased $642 thousand compared to the first quarter of 1996, primarily as a result of annual merit increases. The increase in salaries expense was partially offset by decreases of $228 thousand in employee benefits for the first quarter of 1997. Included in merger costs was the amortization of goodwill and core deposit intangibles for the first quarter of 1997 which was $1.6 million and $1.1 million, respectively.


CREDIT QUALITY

The provision for possible loan losses was $1.9 million for the first quarter of 1997 compared to a $1.3 million provision for the first quarter of 1996. The allowance for possible loan losses at March 31, 1997, was $69.4 million or 1.63% of total loans and 330% of nonperforming loans outstanding compared to $62.2 million or 1.56% of total loans and 364% of nonperforming loans at December 31, 1996. Net charge-offs for the first quarter of 1997 were $1.5 million, or .14% of average loans, compared to first quarter 1996 net charge-offs of $1.1 million, or .13% of average loans. Nonperforming loans increased $4 million to $21.1 million at March 31, 1997, compared to $17.1 million at December 31, 1996.


CAPITAL

Total stockholders' equity decreased $4.2 million to $577.0 million at March 31, 1997 compared to $581.3 million at December 31, 1996. This decrease in stockholders' equity was primarily due to a decrease of $13.0 million in the market valuation of available for sale securities, net of income taxes, and the Company's repurchase of 1,818,330 shares of its common stock for $57.4 million. The Company's common stock repurchase program is for the purpose of offsetting the shares issued in specific purchase accounting acquisitions. The decrease in stockholders' equity was somewhat offset by an increase of $50.9 million due to acquisitions and by the Company's earnings retained of $14.7 million for the first quarter of 1997.

The Company maintains risk-based capital levels well in excess of the minimum guidelines adopted by the Federal Reserve Board for bank holding companies. The Company's tier 1 capital and total risk-based capital ratios at March 31, 1997 were 10.21% and 11.46%, respectively. This compares to a tier 1 capital ratio of 11.42% and total risk-based capital ratio of 12.67% at December 31, 1996. The Company's leverage ratio was 7.17% at March 31, 1997 compared to 7.76% at December 31, 1996.

The Company's banking subsidiaries have maintained leverage, tier 1 and total risk-based capital ratios well above the 5%, 6% and 10% minimum guidelines necessary to be categorized as "well capitalized" insured depository institutions under the guidelines set forth by the Federal Deposit Insurance Corporation Improvement Act of 1991. Deposit Guaranty National Bank's leverage, tier 1 and total risk-based capital ratios were 8.71%, 12.54%, and 13.79%, respectively for March 31, 1997 compared to 8.96%, 12.07%, and 13.32% at December 31, 1996. Commercial National Bank's leverage, tier 1 and total risk-based capital ratios were 8.95%, 12.74%, and 14.00%, respectively for March 31, 1997 compared to 9.05%, 11.54%, and 12.79% at December 31, 1996.


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



ACCOUNTING CHANGES

In February, 1997, the FASB issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share by simplifying the standards previously found in APB Opinion No. 15, "Earnings per Share." SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. It further requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

Also in February, 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" which establishes standards for disclosing information about an entity's capital structure. SFAS No. 129, eliminates the exemption of nonpublic entities from certain disclosure requirements of APB Opinion No. 15. This Statement is effective for financial statements for periods ending after December 31, 1997. The adoption of this statement will not require a change in the Company's financial statement disclosures.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings described in Item 3 of the Registrant's annual report on Form 10 -K (file number 0-4518) filed with the Commission for the fiscal year ended December 31, 1996 and in Part II., Item 1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index


                                                     Table              Sequential
         Exhibit                                     Number             Page Number
         -------                                     ------             -----------
Plan of acquisition, reorganization,
arrangement, liquidation or succession                 (2)                 N/A

Articles of incorporation                              (3)                 N/A


Instruments defining the rights of
security holders, including indentures                 (4)                 N/A

Material Contracts                                    (10)                 N/A


Statements re: computation of per share
earnings                                              (11)                  16


Letters re: unaudited interim financial
information                                           (15)                  17


Letter re:  change in accounting
principles                                            (18)                 N/A

Report furnished to security holders                  (19)                 N/A

Published report regarding matters
submitted to vote of security holders                 (22)                 N/A

Consent of experts and counsel                        (23)                 N/A

Power of attorney                                     (24)                 N/A

Financial data schedule                               (27)                  18

Additional exhibits                                   (99)                 N/A


----------------

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   DEPOSIT GUARANTY CORP.
                                                ----------------------------
                                                        (Registrant)


DATE:   May 15, 1997                            /s/ STEPHEN E. BARKER
                                                ----------------------------
                                                Stephen E. Barker
                                                Controller and Principal
                                                Accounting Officer

                               INDEX TO EXHIBITS


      Exhibit
        No.                       Item
      -------                     ----

        11       Statements re: computation of per share
                 earnings

        15       Letters re: unaudited interim financial
                 information

        27       Financial data schedule