Form 10-Q
period 1997-06-30
DEPOSIT GUARANTY CORP
filed 1997-08-14
CIK 28209

FORM 10-Q


                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D. C. 20549



                                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                        FOR THE QUARTER ENDED JUNE 30, 1997



                                           Commission File Number 0-4518




                                              DEPOSIT GUARANTY CORP.
                             (Exact Name Of Registrant As Specified In Charter)


          Mississippi                                    64-0472169
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

                                          YES      X      NO

                              Shares Of Common Stock, No Par Value, Outstanding
                                       As Of June 30, 1997: 40,781,431



      PART I.  Financial Information
      ITEM 1.  Financial Statements
      Deposit Guaranty Corp. and Subsidiaries
      Condensed Consolidated Statements of Condition
      (In Thousands Except Share Data)
                                                              June 30,                         December 31,
                                                                1997                                 1996
                                                             ----------                        ------------
     Assets
        Cash and due from banks                                $393,166                           $385,009
        Interest-bearing bank balances                            2,178                              1,732
        Federal funds sold and securities
              purchased under agreements to resell               39,025                             47,640
        Trading account securities                                1,749                              2,505
        Securities available for sale                         1,387,604                          1,462,038
        Investment securities (fair value:
              1997 - $174,592  ; 1996 - $152,412 )              170,540                            145,087
        Loans, net of unearned income                         4,273,777                          3,979,877
              Less:   Allowance for possible loan losses        (69,483)                           (62,205)
                                                            ------------                        -----------
              Net loans                                       4,204,294                          3,917,672
        Bank premises and equipment                             165,461                            148,327
       Goodwill and other intangibles                           128,452                             89,239
        Other assets                                            196,073                            183,648
                                                             -----------                        -----------
              Total assets                                   $6,688,542                         $6,382,897
                                                             ===========                        ===========

      Liabilities
        Deposits:
              Noninterest-bearing                            $1,258,150                         $1,160,914
              Interest-bearing                                4,057,651                          3,864,835
                                                             -----------                        -----------
              Total deposits                                  5,315,801                          5,025,749

        Federal funds purchased, securities
              sold under agreements to repurchase
              and other short-term borrowings                   565,865                            543,029
        Long-term liabilities                                    99,426                             99,405
        Other liabilities                                       106,705                            133,448
                                                             -----------                        -----------
              Total liabilities                               6,087,797                          5,801,631


      Stockholders' equity
        Cumulative preferred stock, no par value,
              authorized:  25,000,000 shares of class A
              voting; and 25,000,000 shares of class B
              non-voting; issued and outstanding:  none              --                                 --
        Common stock, no par value, authorized
              100,000,000 shares; issued and outstanding:
              1997 - 40,781,431 shares; 1996 - 39,185,394
              shares                                             22,360                             21,491
        Surplus                                                 155,096                            174,995
        Retained earnings                                       425,972                            383,211
        Market valuation for securities available for
              sale, net of income taxes                          (2,683)                             1,569
                                                              ----------                        ----------

              Total stockholders' equity                        600,745                            581,266
                                                             -----------                        -----------
              Total liabilities and stockholders' equity     $6,688,542                         $6,382,897
                                                             ===========                        ===========




PART I.  Financial Information
ITEM 1.  Financial Statements (Continued)
Deposit Guaranty Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings
(In Thousands Except Share Data)

                                                                       Three Months Ended                  Six Months Ended
                                                                            June 30,                             June 30,
                                                             ------------------------------             -------------------------
                                                               1997                  1996                 1997              1996
                                                             ------------------------------             -------------------------


Interest income
      Interest and fees on loans                             $92,065               $79,314              $182,704        $156,451
      Interest on investment securities:
           Taxable                                             2,909                 2,597                 6,037           5,395
           Exempt from Federal income tax                          2                     0                     3               0
      Interest on securities available for sale:
           Taxable                                            21,417                15,429                44,876          35,399
           Exempt from Federal income tax                      2,656                 3,053                 5,308           5,811
      Interest on trading account securities                      68                    94                    90             213
      Interest on Federal funds sold and securities
           purchased under agreements to resell                  560                 4,089                 1,474           6,067
      Interest on bank balances                                   36                   147                    43             258
                                                             -----------------------------              -------------------------
           Total interest income                             119,713               104,723               240,535         209,594
                                                             -----------------------------              -------------------------
Interest expense
      Interest on deposits                                    40,897                37,000                82,037          74,376
      Interest on Federal funds purchased, securities
           sold under agreements to repurchase and
           other short-term borrowings                         6,955                 6,661                13,714          14,992
      Interest on long-term debt                               1,580                 1,074                 3,057           1,074
                                                             -----------------------------              ------------------------
           Total interest expense                             49,432                44,735                98,808          90,442
                                                             -----------------------------              ------------------------
Net interest income                                           70,281                59,988               141,727         119,152
      Provision for possible loan losses                       1,875                 1,335                 3,750           2,670
                                                             -----------------------------              ------------------------
Net interest income after provision for
      possible loan losses                                    68,406                58,653               137,977         116,482
                                                             -----------------------------              ------------------------
Other operating income
      Service charges on deposit accounts                     10,169                 8,682                20,128          16,899
      Fees for trust services                                  4,664                 3,852                 9,327           7,677
      Gains on investment securities                             540                   487                   626              73
      Other service charges, commissions
           and fees                                           14,589                13,750                29,391          27,786
      Other                                                    1,780                 1,146                 2,921           5,148
                                                             -----------------------------               -----------------------
           Total other operating income                       31,742                27,917                62,393          57,583
                                                             -----------------------------               -----------------------
Other operating expense
      Salaries and employee benefits                          35,738                30,806                70,865          62,023
      Net occupancy                                            4,748                 3,766                 9,450           7,431
      Equipment                                                4,793                 4,198                 9,863           8,348
      Service fees                                             4,427                 4,328                 7,696           7,338
      Communication                                            3,125                 2,547                 6,164           5,000
      FDIC assessment                                            172                    89                   336              91
      Advertising and public relations                         2,590                 2,465                 5,076           4,910
      Amortization of intangibles                              2,768                 1,530                 5,475           3,062
      Other                                                    8,472                 6,326                18,224          14,257
                                                             -----------------------------               -----------------------
           Total other operating expense                      66,833                56,055               133,149         112,460
                                                             -----------------------------               -----------------------
Income before income taxes                                    33,315                30,515                67,221          61,605
      Income tax expense                                      11,384                10,079                22,678          19,680
                                                             -----------------------------               -----------------------
Net income                                                   $21,931               $20,436               $44,543         $41,925
                                                             =============================               =======================

Net income per share                                           $0.54                 $0.53                 $1.08           $1.09
Weighted average shares outstanding                       40,490,608            38,193,210            41,340,885      38,387,754









PART I. Financial Information
ITEM 1. Financial Statements (Continued)
Condensed Consolidated Statements of Cash Flows
(In Thousands)

                                                                                      Six Months Ended June 30,
                                                                            --------------------------------------------
                                                                                  1997                            1996
                                                                            --------------------------------------------
Cash flows from operating activities:
Net income                                                                   $    44,541                          41,925
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
           Provision for possible loan losses                                      3,750                           2,670
           Provision for possible losses on other real estate                        576                              73
           Provision for depreciation and amortization                            18,711                          14,702
           Provision for deferred income tax expense (benefit)                     1,566                              61
           Amortization (accretion) of premium (discount) on
              investment securities, net                                              21                             136
           Accretion of discount on securities available for sale, net            (1,026)                         (2,050)
           Accretion of discount on long-term debt                                    21                              --
           Deferred loan fees and costs                                           (1,508)                         (1,105)
           Decrease in other liabilities                                          (8,143)                          2,917
           (Increase) decrease in other assets                                   (10,596)                         (3,447)
           Net cash received from (paid for) loans held for resale                40,603                          (9,095)
           (Gains) losses on securities available for sale                           812                             (73)
           Gains on sales of investment securities                                (1,438)                             --
           Other, net                                                                497                           3,792
                                                                             ------------                     -----------
             Net cash provided by operating activities                            88,387                          50,506
                                                                             ------------                     -----------

Cash flows from investing activities:
Net increase in interest-bearing bank balances                                      (445)                         (4,007)
Proceeds from sales of securities available for sale                             577,407                         916,647
Proceeds from sales of investment securities                                      11,421                          27,126
Proceeds from maturities and principal repayments of investment securities        27,560                              --
Proceeds from maturities and principal repayments of securities available
      for sale                                                                   101,686                         316,001
Purchases of investment securities                                               (62,189)                        (11,595)
Purchases of securities available for sale                                      (529,691)                     (1,355,227)
Net decrease in Federal funds sold and securities
      purchased under agreements to resell                                        68,160                         354,843
Net increase in loans                                                            (55,133)                       (210,727)
Proceeds from sales of other real estate                                           1,691                           2,233
Purchases of bank premises and equipment                                         (13,097)                         (9,880)
Proceeds from sales of bank premises and equipment                                   195                             173
Payment for purchase of common stock of acquired company
      and other acquisition costs                                                (10,017)                            (15)
Cash and due from banks of acquired companies                                     32,851                           5,143
                                                                             ------------                      -----------
           Net cash used by investing activities                                 150,399                          30,715
                                                                             ------------                      -----------

Cash flows from financing activities:
Net decrease in deposits                                                        (153,107)                        (84,884)
Net increase (decrease) in Federal funds purchased,
      securities sold under agreements to repurchase,
      and other short-term borrowings                                             15,034                         (93,429)
Repayment of line of credit to fund loans held for resale                             --                              --
Proceeds from issuance of long-term debt                                               0                          99,381
Proceeds from the exercise of common stock options                                 1,777                           1,768
Purchases of common stock                                                        (78,327)                        (20,469)
Cash dividends paid                                                              (16,006)                        (11,307)
                                                                             ------------                     -----------
           Net cash provided (used) by financing activities                     (230,629)                       (108,940)
                                                                             ------------                     -----------

           Increase (decrease) in cash and due from banks                          8,157                         (27,719)

           Cash and due from banks at beginning of period                        385,009                         343,706
                                                                             ------------                     ----------

           Cash and due from banks at end of period                         $    393,166                     $   315,987
                                                                            =============                    ===========








PART I. Financial Information
ITEM 1. Financial Statements (Continued)
Condensed Consolidated Statements of Cash Flows
(In Thousands Except Share Data)




Income taxes:
The Company made income tax payments of $20.9 million and $20.3 million during the six month period ended June 30, 1997 and 1996, respectively.

Interest:
The Company paid $98.7 million and $89.7 million in interest on deposits and other borrowings during the six month period ended June 30, 1997 and 1996, respectively.

Acquisitions:
During the first six months of 1997, the Company exchanged 1.760 million shares of common stock, in a purchase business combination, for all the outstanding common shares of Jefferson Guaranty Bancorp. The following reflects the assets acquired and liabilities assumed (in thousands):

  Fair value of assets acquired                                $336,188

  Fair value of common stock issued and/or cash paid
     for common stock and other acquisition costs               (50,165)
                                                               ---------

  Liabilities assumed                                         ($286,023)
                                                              ==========

Also during the first six months of 1997, the Company exchanged 1.569 million shares of common stock, in a pooling of interests business combination, for all the common shares of First Capital Bancorp, Inc. which had assets of approximately $186 million at December 31, 1996.

PART I.  Financial Information
ITEM 1.  Financial Statements
Deposit Guaranty Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations have been made. These adjustments are of a normal, recurring nature .

The condensed consolidated financial statements of Deposit Guaranty Corp. include the financial statements of Deposit Guaranty Louisiana Corp. and G & W Life Insurance Co., wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE B - DERIVATIVE FINANCIAL INSTRUMENTS

Trading Instruments: Derivative financial instruments held for trading are recorded at fair value. These instruments are used by the Company to generate additional noninterest income. Realized and unrealized gains and losses on trading positions are recognized in noninterest income during the period in which the gain or loss occurs. Interest revenue and expense arising from trading instruments are included in other operating income. Due to the immaterial impact of trading instruments on the Company's financial statements, additional disclosures are not required.

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

Premiums paid for interest rate caps qualifying for hedge accounting are included in deposits and are amortized to interest expense over the life of the caps. Premiums paid for interest rate floors qualifying for hedge accounting are included in commercial loans and are amortized to interest income over the life of the floors. Due to the immaterial impact of risk management instruments on the Company's financial statements, additional disclosures are not required.


NOTE C - CONTINGENCIES

The Company's subsidiary, Deposit Guaranty National Bank (DGNB), is a defendant in a case in which the plaintiffs are beneficiaries of a trust for which DGNB is the trustee. In an amended complaint, the plaintiffs claim that DGNB was negligent in its dealings with the trust property, breached its trust duties by allegedly abusing its discretion and negligently handling trust assets, engaged in self dealing, and was grossly negligent in its handling of the trusts. The case seeks actual damages for waste of trust assets and loss of income and punitive damages, both in an unspecified amount to be proven at trial, and attorney fees and court costs. While the ultimate outcome of the lawsuit cannot be predicted with certainty, management denies all liability and believes that the ultimate resolution of this matter will not have a material effect on the Company's consolidated financial statements.


In addition, the Company is subject to numerous other pending and threatened legal actions arising in the normal course of business, and management believes that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial statements.


NOTE D - ACCOUNTING CHANGES

Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. It further requires that an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Consistent standards are provided by this statement for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement, as amended, was effective for transfers and servicing of financial assets and extinguishments of liabilites occurring after December 31, 1996, and is effective after December 31, 1997, for repurchase agreements, dollar- roll agreements, securities lending, and similar transactions. The effect of this statement on the June 30, 1997, financial statements was not material. The adoption of the provisions delayed by SFAS No. 127 are not expected to have a material impact on the Company's financial position or results of operations.

NOTE E - ACQUISITIONS

On January 3, 1997, the Company exchanged a combination of 1,759,688 shares of its common stock and $10 million cash for all of the outstanding shares of Jefferson Guaranty Bancorp, a $300 million asset bank holding company headquartered in Metairie, Louisiana, in a transaction accounted for as a purchase business combination. The results of operations of this acquired company, which are not material, are included in the 1997 financial statements from the date of purchase.

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

On June 30, 1997, the Company exchanged 422,529 shares of its common stock for all of the outstanding shares of NBC Financial Corporation, a bank holding company located in Baton Rouge, Louisiana, with approximately $70 million in total assets. The transaction was accounted for as a purchase business combination. This aquisition, which was not material, will be included in the Company's financial statements beginning July 1, 1997.

On July 31, 1997, the Company paid $18.9 million cash for the outstanding common shares of CitiSave Financial Corporation of Baton Rouge, La. CitiSave Financial Corporation, parent company of Citizens Savings Association, F.A., which has six banking offices in Baton Rouge and $75 million in total assets. The transaction was accounted for as a purchase business combination. The results of operations of this acquired company, which are not material, will be included in the 1997 financial statements from the date of purchase.

                     INDEPENDENT AUDITORS' REPORT




The Board of Directors
Deposit Guaranty Corp.:

We have reviewed the condensed consolidated statement of condition of Deposit Guaranty Corp. and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1997 and 1996, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996.

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


 /S/ KPMG PEAT MARWICK LLP
--------------------------
     KPMG PEAT MARWICK LLP


Jackson, Mississippi
July 15, 1997

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

Subsequent to the second quarter of 1996, the Company acquired Bank of Gonzales Holding Company with $126 million in total assets, McAfee Mortgage and Investment Company with approximately $240 million in annual mortgage loan originations, and Tuscaloosa Bancshares, Inc. with total assets of $41 million. During the first quarter of 1997, the Company acquired Jefferson Guaranty Bancorp with total assets of approximately $300 million. These transactions were accounted for as purchases and the results of operations of these entities are included in the financial statements from the acquisition dates. On March 31, 1997, the Company acquired First Capital Bancorp, Inc., a bank holding company with $186 million in total assets. This transaction was accounted for as a pooling of interests and is included in the financial statements as of January 1, 1997. Prior years were not restated as the changes would have been immaterial. The aforementioned acquisitions affect the comparability of the financial statements.


Balance Sheet

Total assets increased $306 million to $6.689 billion at June 30, 1997, compared to $6.383 billion at December 31, 1996 primarily due to merger activity. Securities decreased $49 million, or 3%, to $1.558 billion at June 30, 1997. Total loans increased $294 million, or 7%, to $4.274 billion at June 30, 1997. Excluding the effect of the acquisitions, total loans would have exhibited a slight decrease from December 31, 1996 to June 30, 1997, reflecting a slowdown from the steady pace of growth experienced in prior periods. Federal funds sold and securities purchased under agreements to resell decreased 18% to $39 million at June 30, 1997. Other assets increased $52 million, or 19%, to $325 million at June 30, 1997, primarily as a result of acquisition-related intangible assets. Total deposits increased $290 million, or 6%, to $5.316 billion at June 30, 1997. Excluding the effect of the acquisitions, total deposits exhibited a slight decrease from December 31, 1996 to June 30, 1997. Other liabilities decreased $27 million, or 20%, to $107 million at June 30, 1997 compared to December 31, 1996.Total stockholders' equity increased $20 million to $601 million at June 30, 1997 primarily as a result of $28.8 million in earnings retained and a $4.3 million decrease in the fair value of securities available for sale, net of income taxes. The effect of stock issued for acquisitions increased equity $71.4 million which was more than offset by a decrease of $78.3 million resulting from the repurchase of shares issued in those acquisitions accounted for using the purchase method of accounting for business combinations. Also included in the increase in equity was $1.8 million in stock options exercised.

As of June 30, 1997, the Company had interest rate swap contracts with a total notional value of $122 million compared to $123 million at December 31, 1996 and $124 million at June 30, 1996.


Net Income

Net income for the second quarter of 1997 increased $1.5 million, or $ .01 per share, to $21.9 million, or $ .54 per share, due to an increase in business volumes resulting primarily from acquisitions. An increase in earning assets and a 20 basis point improvement in interest spreads resulted in an 17% increase in net interest income. Noninterest income increased $3.8 million, or 14%, to $31.7 million in the second quarter of 1997 compared to the same period in 1996, while noninterest expense increased $10.7 million, or 19% including the effect of amortization of intangibles relating to recent acquisitions.

Net income for the six months ended June 30, 1997 was $44.5 million, or $1.08 per share, compared to $41.9 million, or $1.09 per share, for the same period in 1996. Net interest income increased due to a 12% growth in interest-earning assets, mostly in average loan volumes. Noninterest income for the first six months of 1997 increased by $4.8 million to $62.4 million. Noninterest income for the first six months of 1996 included a gain of $2.7 million resulting from the disposition of assets related to lease financing transactions. Excluding the 1996 gain on the lease transactions, noninterest income increased $7.5 million primarily as a result of acquisitions.

The return on average assets for the first six months of 1997 was 1.34% compared to 1.42% for the same period in 1996. The return on equity ratio measures how effectively the Company has been able to generate earnings on its capital. During the first six months of 1997, the Company earned 14.89% on average common stockholders' equity compared to 15.86% for the same period in 1996.


Net Interest Income

Net interest income for the second quarter of 1997 was $70.3 million, an increase of $10.3 million from the second quarter of 1996 primarily resulting from an 11% growth in average interest-earning assets which was concentrated in loans. Average loan volumes during the second quarter of 1997 increased $546.9 million, or 15%, compared to the second quarter of 1996. Acquisitions caused approximately 95% of the increase in average loan volumes. Average total loans, the most profitable interest-earning asset, as a percentage of total interest-earning assets increased from 70% during the second quarter of 1996 to 72% during the same period in 1997. The net interest margin for the second quarter of 1997 was 4.90%, increasing from 4.68% for the second quarter of 1996. This increase is primarily due to a 20 basis point increase in the interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, as the yields on loans and securities increased while rates paid on deposits declined slightly.

Net interest income for the first six months of 1997 was $141.7 million, an increase of 19%, from $119.2 million for the first six months of 1996 primarily resulting from an 12% increase in interest-earning assets. Approximately 91% was due to increased average loan volumes which increased 16% to $4.2 billion in 1997 as compared to $3.7 billion in 1995. This increase in average loan volumes can be attributed primarily to acquisitions. Average total loans, as a percentage of total interest-earning assets, increased from 69% during the first six months of 1996 to 71% during the same period in 1997.

The tax-equivalent net interest margin increased from 4.65% for the first six months of 1996 to 4.90% for the same period in 1997. This increase in the margin is primarily due to an increase in the interest spread. The interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, increased 28 basis points from 3.88% in 1996 to 4.16% in 1997 due to the yields on loans and securities increasing while rates paid on deposits decreased.

Other Operating Income

Other operating income for the second quarter of 1997 increased $3.8 million to $31.7 million primarily as a result of acquisitions and growth in core business lines. Approximately 68% of the increase can be attributed to acquisitions. The remaining increase represents a 4% growth in fees from core business lines, primarily service charges on deposit accounts and other retail service fees.

Other operating income for the first six months of 1997 as compared to the same period in 1996 increased $4.8 million to $62.4 million. Comparability between the first six months of 1997 and 1996 is impacted by a $2.7 million gain from the disposition of assets from expired lease financing transactions in 1996. Excluding the $2.7 million gain in 1996, other operating income increased $7.5 million, primarily as a result of acquisitions (approximately 70%) and 5% growth in core business lines.

Other Operating Expense

Other operating expense for the second quarter of 1997 was $66.8 million, an increase of $10.8 million, or 19%, over the second quarter of 1996 primarily as a result of acquisitions. Excluding the $7.1 million increase due to acquisitions, other operating expense increased approximately $3.7 million, or 7% in 1997 compared to 1996. This increase was primarily as a result of underlying increases in personnel expense. Personnel expense, excluding acquisitions, for the second quarter of 1997 increased $1.4 million, or 4%, compared to the second quarter of 1996, primarily as a result of annual merit increases. Other operating expense for the six months ended June 30, 1997 increased $20.7 million to $133.2 million in 1997 compared to $112.5 million for the same period in 1996. Approximately $14.8 million of this increase was a result of acquisitions. The remaining increase is primarily the result of increases in personnel expenses. Excluding the effects of the acquisitions, personnel expenses increased $1.8 million, or 3%, during the first six months of 1997 compared to the same period in 1996 as a result of annual merit increases.

Credit Quality

The provision for possible loan losses was $1.9 million for the second quarter of 1997 compared to a $1.3 million provision for the second quarter of 1996. The allowance for possible loan losses at June 30, 1997, was $69.5 million or 1.63% of total loans and 264% of nonperforming loans outstanding compared to $62.2 million or 1.56% of total loans and 364% of nonperforming loans at December 31, 1996. Net charge-offs for the second quarter of 1997 were $1.8 million, or .17% of average loans, compared to second quarter 1996 net charge-offs of $1.6 million, or .17% of average loans.

Year-to-date net charge-offs were $3.3 million for 1997 compared to $2.7 million for 1996. Nonperforming loans increased $4 million, primarily as a result of one credit, to $26.3 million at June 30, 1997, compared to $17.1 million at December 31, 1996 and $20.8 million at June 30, 1996.

Capital

Total stockholders' equity increased $19.5 million to $600.7 million at June 30, 1997 primarily due to earnings retained. The effect of stock issued in acquisitions was somewhat offset by the Company's repurchase of shares of its common stock. The Company's common stock repurchase program is for the purpose of offsetting the shares issued in specific purchase accounting acquisitions. The Company maintains risk-based capital levels well in excess of the minimum guidelines adopted by the Federal Reserve Board for bank holding companies. The Company's tier 1 capital and total risk-based capital ratios at June 30, 1997 were 10.14% and 11.39%, respectively. This compares to a tier 1 capital ratio of 11.42% and total risk-based capital ratio of 12.67% at December 31, 1996. The Company's leverage ratio was 7.31% at June 30, 1997 compared to 8.23% at December 31, 1996.

The Company's banking subsidiaries have maintained leverage, tier 1 and total risk-based capital ratios well above the 5%, 6% and 10% minimum guidelines necessary to be categorized as "well capitalized" insured depository institutions under the guidelines set forth by the Federal Deposit Insurance Corporation Improvement Act of 1991. Deposit Guaranty National Bank's leverage, tier 1 and total risk-based capital ratios were 7.75%, 11.60%, and 12.85%, respectively for June 30, 1997 compared to 8.96%, 12.07%, and 13.32% at December 31, 1996. Commercial National Bank's leverage, tier 1 and total risk-based capital ratios were 9.44%, 13.06%, and 14.32%, respectively for June 30, 1997 compared to 9.05%, 11.54%, and 12.79% at December 31, 1996.

Liquidity

Liquidity for a financial institution can be expressed in terms of maintaining sufficient funds available to meet both expected and unanticipated obligations in a cost effective manner. Liquidity is maintained through the Company's ability to convert assets into cash, manage the maturities of liabilities and generate funds on a short-term basis, either through the national Federal funds market, backup lines of credit, or through the National CD market. The Company relies largely on core deposits, which consist of total deposits less certificates of deposit greater than or equal to $100,000, to fund loan demand and long-term investments.

Accounting Changes

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share by simplifying the standards previously found in APB Opinion No. 15, "Earnings per Share." SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130, requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. The statement requires that the Company classify items of other comprehensive income by their nature and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Statement of Condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a material impact on the financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that the Company report financial and descriptive information about its reportable segments. Financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement also requires that the Company report descriptive information about the way the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of this statement will not have a material impact on the financial statements.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings described in Item 3 of the Registrant's annual report on Form 10 -K (file number 0-4518) filed with the Commission for the fiscal year ended December 31, 1996 and in Part II., Item 1 of the Quarterly Report on Form 10- Q for the quarter ended March 31, 1997.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of security-holders of the company was held on April 15, 1997. The following nominees were elected as directors:


                                   Total Votes for      Total Votes Withheld
  Nominee                             Nominee               for Nominee
-----------                        ---------------      ---------------------

Class A Director
--------------------
(to serve until
1999 Annual Meeting)

1.  Richard D. McRae, Jr.            24,737,828                62,783

Class B Directors
--------------------
(to serve until
2000 Annual Meeting)

1.  Haley R. Barbour                 24,703,347                97,264
2.  William R. James                 24,733,977                66,634
3.  Booker T. Jones                  24,604,417               196,194
4.  E.B. Robinson, Jr.               24,731,698                68,913
5.  J. Kelley Williams               24,737,050                63,561

Class C Director
----------------------
(to serve until
1998 Annual Meeting)

1.  Sharon S. Greener                24,731,300                69,311

The term of office for the following directors continued after the meeting:

Richard H. Bremer, Howard L. McMillan and John N. Palmer (Class A), Warren A. Hood, Jr., Charles L. Irby, and W.R. Newman, III (Class C).

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index


                                                                       Exhibit
         Exhibit                                                       Number


Statements re: computation of per share
earnings                                                                (11)

Letters re: unaudited interim financial
information                                                             (15)

Financial data schedule                                                 (27)










(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1997.



                                                    SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      DEPOSIT GUARANTY CORP.
                                            (Registrant)



DATE:   August 14, 1997                 By: /s/Stephen E. Barker
                                        ---------------------
                                        Stephen E. Barker
                                        Controller and Principal
                                        Accounting Officer and
                                        Authorized Officer