Form 10-Q
period 1997-09-30
DEPOSIT GUARANTY CORP
filed 1997-11-17
CIK 28209

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1997



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

                                  YES X  NO

               Shares Of Common Stock, No Par Value, Outstanding
                     As Of September 30, 1997:  40,813,741

  PART I.  Financial Information
  ITEM 1.  Financial Statements
  Deposit Guaranty Corp. and Subsidiaries
  Condensed Consolidated Statements of Condition
  (In Thousands Except Share Data)
                                                  September 30,   December 31,
                                                      1997            1996
                                                  ----------------------------
  Assets
    Cash and due from banks                          $425,158        $385,009
    Interest-bearing bank balances                      3,629           1,732
    Federal funds sold and securities
      purchased under agreements to resell             52,060          47,640
    Trading account securities                          1,211           2,505
    Securities available for sale                   1,347,767       1,462,038
    Investment securities (fair value:
      1997 - $181,025 ; 1996 - $152,412 )             178,253         145,087
    Loans, net of unearned income                   4,353,431       3,979,877
      Less:   Allowance for possible loan losses      (65,065)        (62,205)
                                                   ----------      ----------
      Net loans                                     4,288,366       3,917,672
                                                   ----------      ----------
    Bank premises and equipment                       169,870         148,327
   Goodwill and other intangibles                     141,906          90,182
    Other assets                                      231,212         182,705
                                                   ----------      ----------
      Total assets                                 $6,839,432      $6,382,897
                                                   ==========      ==========

  Liabilities
    Deposits:
      Noninterest-bearing                          $1,251,547      $1,160,914
      Interest-bearing                              4,031,804       3,864,835
                                                   ----------      ----------
      Total deposits                                5,283,351       5,025,749
    Federal funds purchased, securities
      sold under agreements to repurchase
      and other short-term borrowings                 614,569         543,029
    Long-term liabilities                             176,444          99,405
    Other liabilities                                 140,982         133,448
                                                   ----------       ---------
      Total liabilities                             6,215,346       5,801,631
                                                   ----------       ---------

  Stockholders' equity
    Cumulative preferred stock, no par value,
      authorized:  25,000,000 shares of class A
      voting; and 25,000,000 shares of class B
      non-voting; issued and outstanding:  none            --              --
    Common stock, no par value, authorized
      100,000,000 shares; issued and outstanding:
      1997 - 40,813,741 shares; 1996 - 39,185,394
      shares                                           22,345          21,491
    Surplus                                           156,716         174,995
    Retained earnings                                 441,079         383,211
    Market valuation for securities available for
      sale, net of income taxes                         3,946           1,569
                                                   ----------       ---------

      Total stockholders' equity                      624,086         581,266
                                                   ----------       ---------

      Total liabilities and stockholders' equity   $6,839,432      $6,382,897
                                                   ==========      ==========


PART I.  Financial Information
ITEM 1.  Financial Statements (Continued)
Deposit Guaranty Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings
(In Thousands Except Share Data)

                                              Three Months Ended      Nine Months Ended
                                                 September  30,          September 30,
                                              ------------------     ------------------
                                                 1997     1996          1997     1996
                                              -------    -------     --------   -------

Interest income
  Interest and fees on loans                  $95,640    $85,231    $278,344   $241,682
  Interest on investment securities:
    Taxable                                     3,505      2,449       9,542      7,844
    Exempt from Federal income tax                  1         --           4         --
  Interest on securities available for sale:
    Taxable                                    20,376     18,316      65,252     53,715
    Exempt from Federal income tax              2,406      2,824       7,714      8,635
  Interest on trading account securities           57         85         147        298
  Interest on Federal funds sold and securities
    purchased under agreements to resell          427      1,801       1,815      7,868
  Interest on bank balances                        46         45          89        303
                                              -----------------------------------------
    Total interest income                     122,458    110,751     362,907    320,345
                                              -----------------------------------------
Interest expense
  Interest on deposits                         41,036     38,346     123,073    112,722
  Interest on Federal funds purchased,
    securities sold under agreements to
    repurchase and other short-term borrowings  7,759      6,154      21,387     21,146
  Interest on long-term debt                    2,215      1,506       5,272      2,580
                                              -----------------------------------------
    Total interest expense                     51,010     46,006     149,732    136,448
                                              -----------------------------------------
Net interest income                            71,448     64,745     213,175    183,897
  Provision for possible loan losses            1,875      1,335       5,625      4,005
                                              -----------------------------------------
Net interest income after provision for
  possible loan losses                         69,573     63,410     207,550    179,892
                                              -----------------------------------------
Other operating income
  Service charges on deposit accounts          10,961      9,107      31,089     26,006
  Fees for trust services                       4,664      3,924      13,991     11,601
  Gains on securities transactions                838          6       1,464         79
  Other service charges, commissions
    and fees                                   16,430     14,305      45,821     42,091
  Other                                         2,183      2,007       5,104      7,155
                                              -----------------------------------------
    Total other operating income               35,076     29,349      97,469     86,932
                                              -----------------------------------------
Other operating expense
  Salaries and employee benefits               35,119     32,413     105,984     94,436
  Net occupancy                                 4,969      4,182      14,419     11,613
  Equipment                                     5,049      4,479      14,912     12,827
  Service fees                                  4,518      4,099      12,214     11,437
  Communication                                 3,045      2,792       9,209      7,792
  Advertising and public relations              2,830      2,479       7,906      7,389
  Amortization of intangibles                   3,141      1,877       8,616     4,939
  Other                                        10,557      6,946      29,117     21,294
                                              -----------------------------------------
    Total other operating expense              69,228     59,267     202,377    171,727
                                              -----------------------------------------
Income before income taxes                     35,421     33,492     102,642     95,097
  Income tax expense                           12,158     11,292      34,837     30,972
                                              -----------------------------------------
Net income                                    $23,263    $22,200     $67,805    $64,125
                                              =========================================


Net income per share                            $0.57      $0.57       $1.65      $1.66
Weighted average shares outstanding        40,836,406 39,247,818  41,170,877 38,620,170




PART I. Financial Information
ITEM 1. Financial Statements (Continued)
Condensed Consolidated Statements of Cash Flows
(In Thousands)

                                                 Nine Months Ended September 30,
                                                -------------------------------

                                                             1997          1996
                                                        ---------     ---------
Cash flows from operating activities:
Net income                                              $  67,805     $  64,125
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                      5,625         4,005
    Provision for possible losses on other real estate        687           119
    Provision for depreciation and amortization            29,072        22,143
    Provision for deferred income tax expense               2,675         1,093
    Amortization (accretion) of premium (discount) on
       investment securities, net                            (171)          424
    Accretion of discount on securities available
    for sale, net                                          (1,481)       (2,701)
    Accretion of discount on long-term debt                    33            11
    Deferred loan fees and costs                           (2,248)       (1,865)
    Increase (decrease) in other liabilities                5,387        (8,395)
    Increase in other assets                               (4,659)       (5,838)
    Net cash received from loans held for resale           56,255         1,804
    (Gains) losses on securities available for sale           299           (79)
    Gains on sales of investment securities                (1,763)          --
    Other, net                                              4,097         3,029
                                                        ----------    ----------
      Net cash provided by operating activities           161,613        77,875
                                                        ----------    ----------

Cash flows from investing activities:
Net increase in interest-bearing bank balances             (1,834)       (3,751)
Proceeds from sales of securities available for sale      983,244     1,148,382
Proceeds from sales of investment securities               46,433          --
Proceeds from maturities and principal repayments of
  investment securities                                    14,279        35,961
Proceeds from maturities and principal repayments of
  securities available  for sale                          136,993       489,557
Purchases of investment securities                        (86,060)      (51,844)
Purchases of securities available for sale               (916,175)   (1,649,407)
Net  decrease in Federal funds sold and securities
  purchased under agreements to resell                     59,425       262,656
Net increase in loans                                     (68,520)     (243,804)
Proceeds from sales of other real estate                    2,749         3,818
Purchases of bank premises and equipment                  (18,974)      (13,766)
Proceeds from sales of bank premises and equipment            778           341
Payment for purchase of common stock of acquired
  company and other acquisition costs                     (28,952)       (3,586)
Cash and due from banks of acquired companies              38,365         5,772
                                                        ----------    ----------
    Net cash provided (used) by investing activities      161,751       (19,671)
                                                        ----------    ----------

Cash flows from financing activities:
Net decrease in deposits                                 (308,513)       (5,837)
Net increase (decrease) in Federal funds purchased,
  securities sold under agreements to repurchase,
  and other short-term borrowings                          63,739       (98,463)
Proceeds from issuance of long-term debt                     --          99,381
Federal Home Loan Bank advances                            75,000          --
Proceeds from the exercise of common stock options          2,415         2,441
Purchases of common stock                                 (91,696)      (32,713)
Cash dividends paid                                       (24,160)      (17,764)
                                                        ----------    ----------
    Net cash used by financing activities                (283,215)      (52,955)
                                                        ----------    ----------

    Increase in cash and due from banks                    40,149         5,249

    Cash and due from banks at beginning of period        385,009       343,706
                                                        ----------    ----------

    Cash and due from banks at end of period          $   425,158   $   348,955
                                                      ============  ============

PART I. Financial Information
ITEM 1. Financial Statements (Continued)
Condensed Consolidated Statements of Cash Flows
(In Thousands Except Share Data)




Income taxes:
The Company made income tax payments of $24.6 million and $28.8 million during the nine month periods ended September 30, 1997 and 1996, respectively.

Interest:
The Company paid $146.5 million and $136.0 million in interest on deposits and other borrowings during the nine month periods ended September 30, 1997 and 1996, respectively.

Acquisitions:
During the first nine months of 1997, the Company exchanged 1.760 million shares of common stock, in a purchase business combination, for all the outstanding common shares of Jefferson Guaranty Bancorp. The following reflects the assets acquired and liabilities assumed (in thousands):

    Fair value of assets acquired                         $336,188

    Fair value of common stock issued and/or cash paid
       for common stock and other acquisition costs         50,165
                                                          --------

    Liabilities assumed                                   $286,023
                                                          ========

During the first nine months of 1997, the Company exchanged 1.568 million shares of common stock, in a pooling of interests business combination, for all the common shares of First Capital Bancorp, Inc. which had assets of approximately $186 million at December 31, 1996.

During the first nine months of 1997, the Company exchanged .423 million shares of common stock, in a purchase business combination, for all of the outstanding common shares of NBC Financial Corporation. The following reflects the assets acquired and liabilities assumed (in thousands):

    Fair value of assets acquired                          $74,103

    Fair value of common stock issued and/or cash paid
       for common stock and other acquisition costs         13,079
                                                           -------

    Liabilities assumed                                    $61,024
                                                           =======

Also during the first nine months of 1997, the Company acquired, in a purchase business combination, the common stock of Citisave Financial Corporation. The following reflects the cash paid, assets acquired and liabilities assumed (in thousands):

    Fair value of assets acquired                          $82,904

    Fair value of common stock issued and/or cash paid
       for common stock and other acquisition costs         18,934
                                                           -------

    Liabilities assumed                                    $63,970
                                                           =======

PART I.  Financial Information
ITEM 1.  Financial Statements
Deposit Guaranty Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations have been made. These adjustments are of a normal, recurring nature.

The condensed consolidated financial statements of Deposit Guaranty Corp. include the consolidated financial statements of its wholly-owned subsidiary, Deposit Guaranty Louisiana Corp. and its wholly-owned subsidiary, Deposit Guaranty National Bank and the financial statements of G & W Life Insurance Co., a wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.


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


NOTE D - ACCOUNTING CHANGES

Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. It further requires that an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Consistent standards are provided by this statement for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement, as amended, was effective for transfers and servicing of financial assets and extinguishments of liabilites occurring after December 31, 1996, and is effective after December 31, 1997, for repurchase agreements, dollar-roll agreements, securities lending, and similar transactions. The effect of this statement, as amended, on the September 30, 1997, financial statements was not material. The adoption of the provisions delayed by SFAS No. 127 are not expected to have a material impact on the Company's financial position or results of operations.

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

On March 31, 1997, the Company exchanged 1,568,466 shares of its common stock for all of the outstanding shares of First Capital Bancorp, Inc., a $186 million asset bank holding company headquartered in Monroe, Louisiana, in a transaction accounted for as a pooling of interests. The results of operations of this acquired company, which are not material, are included in the 1997 financial statements from January 1, 1997. Prior years' financial statements were not restated as the changes would have been immaterial.

On June 30, 1997, the Company exchanged 422,529 shares of its common stock for all of the outstanding shares of NBC Financial Corporation, a bank holding company located in Baton Rouge, Louisiana, with approximately $70 million in assets. The transaction was accounted for as a purchase business combination. The results of operations of this acquired company, which are not material, are included in the Company's financial statements beginning July 1, 1997.

On July 31, 1997, the Company paid $18.9 million cash for the outstanding common shares of CitiSave Financial Corporation of Baton Rouge, Louisiana. CitiSave Financial Corporation is the parent company of Citizens Savings Association, F.A., which has six banking offices in Baton Rouge and $75 million in total assets. The transaction was accounted for as a purchase business combination. The results of operations of this acquired company, which are not material, are included in the 1997 financial statements from the date of purchase.

On September 24, 1997, Deposit Guaranty entered into a definitive agreement to acquire Victory Bancshares, Inc. located in Memphis, Tennessee. The acquisition of Victory Bank, with approximately $115 million in total assets, is expected to be consummated during the first quarter of 1998. The number of shares of Deposit Guaranty common stock to be exchanged for all of the outstanding shares of Victory Bancshares will be between 745,650 and 808,435 based on the exchange ratio which will be calculated based on the average market price of Deposit Guaranty common stock on the twenty consecutive trading days prior to the effective date. The acquisition of Victory Bancshares is expected to be accounted for as a pooling of interests.

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors
Deposit Guaranty Corp.:

We have reviewed the condensed consolidated statement of condition of Deposit Guaranty Corp. and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1997 and 1996, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996.

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


Jackson, Mississippi
October 21, 1997

PART I.  Financial Information
ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         Deposit Guaranty Corp. and Subsidiaries

The following discussion reviews the financial condition and the results of operations of Deposit Guaranty Corp. (the Company) for the nine-month periods ended September 30, 1997 and 1996. This discussion should be read in conjunction with the condensed consolidated financial statements included in
Part I, Item I.

During the fourth quarter of 1996, the Company acquired Tuscaloosa Bancshares, Inc. with total assets of $41 million. During the first quarter of 1997, the Company acquired Jefferson Guaranty Bancorp with total assets of approximately $300 million. During the third quarter of 1997, the Company acquired NBC Financial Corporation with assets of approximately $70 million and CitiSave Financial Corporation with total assets of $75 million. These transactions were accounted for as purchases and the results of operations of these entities are included in the financial statements from the acquisition dates. On March 31, 1997, the Company acquired First Capital Bancorp, Inc., a bank holding company with $186 million in total assets. This transaction was accounted for as a pooling of interests and is included in the financial statements as of January 1, 1997. Prior years were not restated as the changes would have been immaterial. The aforementioned acquisitions affect the comparability of the financial statements.


Balance Sheet

Total assets increased $457 million, or 7%, to $6.839 billion at September 30, 1997, compared to $6.383 billion at December 31, 1996 primarily due to merger activity. Securities decreased $81 million, or 5%, to $1.526 billion at September 30, 1997. Total loans increased $374 million, or 9%, to $4.353 billion at September 30, 1997. Excluding the effect of acquisitions and transactions in loans held for sale, total loans grew $69 million, or 2%, from December 31, 1996 to September 30, 1997. Securities available for sale decreased $114 million, or 8%, to $1.348 billion at September 30, 1997 primarily due to loan volume growth at a faster pace than deposit volumes. Other assets increased $100 million, or 37%, to $373 million at September 30, 1997, primarily as a result of approximately $60 million in acquisition-related intangible assets.

Total deposits increased $258 million, or 5%, to $5.283 billion at September 30, 1997. Excluding the effect of the acquisitions, total deposits exhibited a $309 million, or 6% decrease from December 31, 1996 to September 30, 1997. Approximately $112 million or 36% of the decrease is due to a seasonal increase in deposits, mostly public funds and corporate accounts, that built up in late December of 1996 and cleared out the following month. Average deposit volumes, as a result, do not show as significant a decrease over the same period because period end amounts tend to more dramatically reflect the volatility of seasonal accounts. Over the same period, average deposit volumes declined only 3% in comparison.

Long-term liabilities increased $77 million, or 78%, to $176 million at September 30, 1997 compared to December 31, 1996, as a result of Federal Home Loan Bank advances of $75 million.

The three floating rate, $25 million advances have original maturities of seven years. In order to better manage interest rate risk, these advances were converted to fixed rate instruments using interest rate swap contracts.

Total stockholders' equity increased $43 million to $624 million at September 30, 1997 primarily as a result of $44 million in earnings retained and a $2.5 million increase in the fair value of securities available for sale, net of income taxes. The effect of stock issued for acquisitions was more than offset by repurchase of a like number of shares as issued in the acquisitions accounted for using the purchase method of accounting during late 1996 and 1997. Also included in the increase in equity was $2.5 million in stock options exercised.

As of September 30, 1997, the Company had interest rate swap contracts with a total notional value of $122 million compared to $123 million at December 31, 1996 and at September 30, 1996.


Net Income

Net income for the third quarter of 1997 increased $1.1 million to $23.3 million, due to an increase in business volumes resulting primarily from acquisitions. Earnings per share, however, remained flat at $.57 per share for both the third quarters of 1997 and 1996 due to the effect of additional shares outstanding from the acquisition accounted for as a pooling of interests and due to the timing of share repurchases relating to purchase accounting transactions. An increase in earning assets resulted in a 10% increase in net interest income. Noninterest income increased $5.7 million, or 19%, to $35.1 million in the third quarter of 1997 compared to the same period in 1996, while noninterest expense increased $10.0 million, or 17% including the effect of amortization of intangibles relating to recent acquisitions. Third quarter earnings show an improving trend from the first two quarters of 1997 as core loan growth has begun to accelerate and fee income, primarily deposit service charges and other service fees, has begun to increase.

Net income for the nine months ended September 30, 1997 was $67.8 million, or $1.65 per share, compared to $64.1 million, or $1.66 per share, for the same period in 1996. Net interest income increased due to an 11% growth in interest-earning assets, primarily average loan volumes. Noninterest income for the nine months ended September 30, 1997 increased by $10.5 million, or 12%, to $97.5 million. Noninterest income for the nine month period in 1996 included a gain of $2.7 million resulting from the disposition of assets related to lease financing transactions. Excluding the 1996 gain on the lease transactions, noninterest income increased $13.2 million. Approximately 68% of the increase was the due to acquisitions. Excluding acquisitions, noninterest income increased $3.3 million, or 4%, for the nine months ended September 30, 1997 as compared to the same period in 1996. Noninterest expense for the nine month period ended September 30, 1997 increased $30.7 million, or 18%, from the same period in 1996. This increase was due primarily to acquisitions.

The return on average assets for the nine month period ended September 30, 1997 was 1.35% compared to 1.43% for the same period in 1996. The return on equity ratio, which measures how effectively the Company has been able to generate earnings on its capital, was 14.95% for the nine month period ended September 30, 1997 compared to 15.82% for the same period in 1996.

Net Interest Income

Net interest income for the third quarter of 1997 was $71.4 million, an increase of $6.7 million from the third quarter of 1996 which resulted from a 10% increase in average interest-earning assets which was mainly concentrated in loans. Average loan volumes during the third quarter of 1997 increased $490 million, or 13%, compared to the third quarter of 1996. Acquisitions caused approximately 75% of the increase in average loan volumes. Excluding acquisitions, average loans increased $127 million, or 3%, for the nine months ended September 30, 1997 compared to the same period in 1996. Although loan growth had been flat for the last quarter of 1996 and the first six months of 1997, it began to pick up in the third quarter with an increase of 5% over the second quarter of 1997, net of acquisitions and changes in loans held for sale. Average total loans, the most profitable interest-earning asset, as a percentage of total interest-earning assets, increased from 71% during the third quarter of 1996 to 73% during the same period in 1997. The net interest margin remained at 4.90% for the third quarters of 1997 and 1996.

Net interest income for the nine months ended September 30, 1997 was $213 million, an increase of $29.3 million, or 16%, from the $184 million reported for the first nine months of 1996. The increase in net interest income resulted from an 11% increase in interest-earning assets and a 17 basis points improvement in the net interest margin.

The increase in earning assets occurred mostly in the loan portfolio which accounts for 92% of the 11% increase in average earning asset volumes. This increase in average loan volumes can be attributed primarily to acquisitions. The earning asset mix shows improvement with average total loans, as a percentage of total interest-earning assets, increasing from 70% for the nine month period ended September 30, 1996 to 72% during the same period in 1997.

The tax-equivalent net interest margin increased from 4.73% for the nine month period ended September 30, 1996 to 4.90% for the same period in 1997. Improvement in the yield on the securities portfolio accounts for 7 basis points of the increase in the net interest margin while improvement on the loan portfolio yield accounts for 3 basis points. Lower rates on interest bearing deposits account for another 5 basis points of the improved net interest margin. The remaining improvement is due to the more favorable earning asset mix.


Other Operating Income

Other operating income for the third quarter of 1997 increased $5.7 million, or 20%, to $35.1 million as a result of acquisitions and an 11% growth in core business lines. Approximately 35% of the increase can be attributed to acquisitions. The remaining increase represents growth in fees from core business lines, primarily service charges on deposit accounts and other retail service fees. Gains on securities transactions increased over $800 thousand during the nine month period ended September 30, 1997 as compared to the same period in 1996.

Other operating income for the nine month period ended September 30, 1997 as compared to the same period in 1996 increased $10.5 million, or 12%, to $97.5 million. Comparability between the nine month periods of 1997 and 1996 is impacted by a $2.7 million gain from the disposition of assets from expired lease financing transactions in 1996. Excluding the $2.7 million gain in 1996, other operating income increased $13.2 million, approximately 68% as a result of acquisitions and 32% from a 4% growth in core business lines.

Other Operating Expense

Other operating expense for the third quarter of 1997 was $69.2 million, an increase of $10.0 million, or 17%, over the third quarter of 1996 primarily as a result of acquisitions. Approximately 69% of this increase was due to acquisitions. Excluding the $6.7 million increase due to acquisitions, other operating expense increased approximately $3.0 million, or 5% in 1997 compared to 1996. This increase was primarily as a result of increases in the amortization of mortgage servicing rights. The amortization of mortgage servicing rights during the third quarter in 1997 increased $1.0 million compared to the same period in 1996 as a result of increased activity in this area. Personnel expense, excluding acquisitions, for the third quarter of 1997 increased only $468 thousand or 1% compared to the third quarter of 1996, primarily as a result of annual merit increases.

Other operating expense for the nine months ended September 30, 1997 increased $30.7 million to $202.4 million in 1997 compared to $171.7 million for the same period in 1996. Approximately $21.4 million of this increase was a result of acquisitions. The remaining increase is primarily the result of increases in personnel expenses and the amortization of mortgage servicing rights.
Excluding the effects of the acquisitions, personnel expenses increased $2.4 million, or 3%, during the first nine months of 1997 compared to the same period in 1996 as a result of annual merit increases. The amortization of mortgage servicing rights during the nine month period ended September 30, 1997 increased $1.8 million compared to the same period in 1996 as a result of increased activity in this area.

The Company is actively addressing operations concerns regarding the coming millennium change. A committee has been formed to steer the process of identifying the systems, equipment, vendors and customers that may be affected by the year 2000 and developing a plan to be in complete compliance by December 31, 1998. The cost to bring the Company's systems and equipment in compliance with the year 2000 issue is not expected to have a material effect on the Company's financial statements as most of the Company's systems are provided by and will be upgraded by third party vendors and equipment upgrades will be minimal.


Credit Quality

The provision for possible loan losses was $1.9 million for the third quarter of 1997 compared to a $1.3 million provision for the third quarter of 1996. The allowance for possible loan losses at September 30, 1997, was $65.1 million or 1.50% of total loans and 278% of nonperforming loans outstanding compared to $62.2 million or 1.56% of total loans and 364% of nonperforming loans at December 31, 1996. Net charge-offs for the third quarter of 1997 were $7.0 million, or .65% of average loans, compared to third quarter 1996 net charge-offs of $317 thousand, or .03% of average loans. Net charge-offs for the third quarter of 1997 include a $5.2 million charge-off on a single credit.


Net charge-offs for the nine month period ended September 30, 1997 increased $6.4 million from $3.9 million for the year ended December 31, 1996. The increase in year-to-date net charge-offs was primarily the result of the charge off of $6.7 million on a single credit, which $5.2 million was charged-off during the third quarter of 1997. Nonperforming loans increased $6.4 million to $23.4 million at September 30, 1997, compared to $17.1 million at December 31, 1996 and $16.4 million at September 30, 1996.


Capital

Total stockholders' equity increased $43 million to $624 million at September 30, 1997 primarily due to earnings retained. The effect of stock issued in acquisitions was somewhat offset by the Company's repurchase of shares of its common stock. The Company's common stock repurchase program is for the purpose of offsetting the shares issued in specific purchase accounting acquisitions. The Company maintains risk-based capital levels well in excess of the minimum guidelines adopted by the Federal Reserve Board for bank holding companies. The Company's tier 1 capital and total risk-based capital ratios at September 30, 1997 were 10.14% and 11.39%, respectively. This compares to a tier 1 capital ratio of 11.42% and total risk-based capital ratio of 12.67% at December 31, 1996. The Company's leverage ratio was 7.28% at September 30, 1997 compared to 8.23% at December 31, 1996.

The Company's banking subsidiary has maintained leverage, tier 1 and total risk-based capital ratios well above the 5%, 6% and 10% minimum guidelines necessary to be categorized as "well capitalized" insured depository institutions under the guidelines set forth by the Federal Deposit Insurance Corporation Improvement Act of 1991. Deposit Guaranty National Bank's leverage, tier 1 and total risk-based capital ratios were 8.18%, 10.82%, and 12.07%, respectively for September 30, 1997 compared to 8.96%, 12.07%, and 13.32% at December 31, 1996.

Liquidity

Liquidity for a financial institution can be expressed in terms of maintaining sufficient funds available to meet both expected and unanticipated obligations in a cost effective manner. Liquidity is maintained through the Company's ability to convert assets into cash, manage the maturities of liabilities and generate funds on a short-term basis, either through the national Federal funds market, backup lines of credit, or through the National CD market. The Company relies largely on core deposits, which consist of total deposits less certificates of deposit greater than or equal to $100,000, to fund loan demand and long-term investments. During the nine month period ended September 30, 1997, the Company experienced the continuing trend of loan growth exceeding deposit growth which resulted in the loan to deposit ratio increasing above 80%. The loan to deposit ratio was 82.40% at September 30, 1997 compared to 79.19% at December 31, 1996 and 79.73% at September 30, 1996. Maturities in the securities portfolio are expected to be adequate to fund continued loan demand. In addition, the Company has available $232 million in advances at the Federal Home Loan Bank.

Accounting Changes

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share by simplifying the standards previously found in APB Opinion No. 15, "Earnings per Share." SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. It further requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The adoption of this statement is not expected to have a material impact on the Company's financial statements. If the Company had adopted SFAS No. 128 at September 30, 1997, basic earnings per share and diluted earnings per share for the nine month period would have been $1.65 and $1.63, respectively.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings described in Item 3 of the Registrant's annual report on Form 10 -K (file number 0-4518) filed with the Commission for the fiscal year ended December 31, 1996 and in Part II., Item 1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index


                                                                Table
        Exhibit                                                 Number
        -------                                                 ------


Statements re: computation of per share
earnings                                                         (11)

Letters re: unaudited interim financial
information                                                      (15)

Financial data schedule                                          (27)










(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.



                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             DEPOSIT GUARANTY CORP.
                                             ---------------------------
                                                 (Registrant)



DATE:   November 14, 1997                  By: /s/Stephen E. Barker
                                               -----------------------------
                                               Stephen E. Barker
                                               Controller and Principal
                                               Accounting Officer and
                                               Authorized Officer