Form 10-K
period 1997-12-31
DEPOSIT GUARANTY CORP
filed 1998-03-30
CIK 28209

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


  For the fiscal year ended December 31, 1997 Commission file number 0-4518


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

    Title of Each Class                Name of Exchange on Which Registered
Common Stock, No Par Value                    New York Stock Exchange

               Securities  registered  pursuant  to Section
                            12(g) of the Act:

                                  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 20, 1998: $2,063,499,710.

Common stock, no par value, outstanding as of February 20, 1998:
                              40,831,953 shares


                                                       CROSS REFERENCE INDEX

                                                                                                                       Page

PART I            Item 1       Business

                               Statistical data required by Exchange Act Guide                                          3-5
                               and   Securities   Act   Guide  3   included   in
                               Management's Discussion and Analysis                                                    7-28
                  Item 2       Properties                                                                                 5
                  Item 3       Legal Proceedings                                                                          6
                  Item 4       There has been no submission of matters to a vote
                               of shareholders during the quarter ended December
                               31, 1997.

PART II           Item 5       Market for Registrant's Common Equity and Related
                               Stockholder Matters                                                                  6,27,28
                  Item 6       Selected Financial Data                                                                    7
                  Item 7       Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                                     8-28
                  Item 8       Financial Statements and Supplementary Data                                            28-53
                  Item 9       There has been no disagreement with accountants
                               on accounting and financial matters.

PART III          Item 10      Directors and Executive Officers of the Registrant                                 4-5,54-55
                  Item 11      Executive Compensation                                                                 56-60
                  Item 12      Security Ownership of Certain Beneficial Owners                                        61,62
                               and Management
                  Item 13      Certain Relationships and Related Transactions                                            63

PART IV           Item 14      Exhibits, Financial Statement Schedules,                                                  63
                               and Reports on Form 8-K
                               (a)(1)   Financial Statements (See Item 8 for
                                        reference)
                                  (2)   Financial  Statement  Schedules normally
                                        required on Form 10-K are omitted  since
                                        they are not applicable.
                                  (3)   Exhibit index is on page 65 of this Form
                                        10-K and exhibits
                                        are filed herewith.
                               (b)      Reports on Form 8-K.
                               (c)      The response to this portion of Item 14
                                        is submitted as a
                                        separate section of this report.
                               (d)      Not applicable



                                       PART I

Item 1.  Business
General
                  Deposit Guaranty Corp. (the "Company") is a Mississippi business corporation organized in 1968 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended and is headquartered in Jackson, Mississippi. During 1997, the Company merged its four independently chartered banking subsidiaries into Deposit Guaranty National Bank (the "Bank"). As part of the consolidation process, the Company acquired the 2% minority interest in the Bank and now owns 100% of the Bank. Through the Bank, which includes 170 banking offices, the Company serves customers primarily in Mississippi, Louisiana, and Arkansas, offering complete banking, mortgage banking, brokerage and trust services. The Company also provides mortgage banking services in Texas, Nebraska, Iowa, Indiana, and Oklahoma through two of its subsidiaries.
         On January 3, 1997, the Company acquired Jefferson Guaranty Bancorp, a one bank holding company, headquartered in Metairie, Louisiana, with approximately $299 million in total assets. The Company paid a combination of 1,759,688 shares of the Company's common stock and $10 million in cash for all of the outstanding common stock of Jefferson Guaranty Bancorp. The transaction was accounted for as a purchase business combination.
         On March 31, 1997, the Company acquired First Capital Bancorp, Inc., a bank holding company headquartered in Monroe, Louisiana with approximately $186 million in total assets by exchanging 1,568,467 shares of the Company's common stock for all of the outstanding shares of First Capital Bancorp. Inc. The transaction was accounted for as a pooling of interests.
         On July 1, 1997, the Company acquired NBC Financial Corporation, a bank holding company located in Baton Rouge, Louisiana with approximately $69 million in total assets. The transaction, which called for the exchange of 422,529 shares of the Company's common stock for all of the outstanding shares of NBC Financial Corporation, was accounted for as a purchase business combination.
         On August 1, 1997, the Company paid $18.9 million cash for the outstanding common shares of CitiSave Financial Corporation of Baton Rouge, Louisiana. CitiSave Financial Corporation is the parent company of Citizens Savings Association, F.A., which has six banking offices in Baton Rouge and $75 million in total assets. The transaction was accounted for as a purchase business combination.
         On March 23, 1998, the Company acquired Victory Bancshares, Inc. located in Memphis, Tennessee with approximately $115 million in total assets. 745,650 shares of the Company's common stock were exchanged for all of the outstanding shares of Victory Bancshares. The acquisition of Victory Bancshares was accounted for as a pooling of interests.
         During the first quarter of 1997, the Board of Directors of the Company approved the use of an accelerated share repurchase program with a third party as a means of accomplishing previously approved and future share repurchases in connection with specific purchase business combinations.
         On December 8, 1997, the Company announced that it had reached an agreement to be acquired by First American Corporation, a financial services company headquartered in Nashville, Tennessee with $10.9 billion in assets. The merger is expected to take place during the second quarter of 1998 in a tax free exchange of common stock and is expected to be accounted for as a pooling of interests. The agreement calls for the exchange of 1.17 shares of First American Corp. stock for each share of the Company's common stock. Information regarding First American Corp. can be found in its annual report on Form 10-K.

Supervision and Regulation
         As a bank holding company, the Company's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking. The Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board.
         The Bank is subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The Bank is insured by, and therefore subject to the regulations of, the Federal Deposit Insurance Corporation ("FDIC"), and is also subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Other federal and state laws and regulations also affect the operations of the Company's subsidiaries.
         The Bank is subject to restrictions under federal law applicable to certain transactions between it and the Company and its nonbanking subsidiaries, including loans, other extensions of credit, investments or asset purchases. Such transactions between The Bank and the Company or any nonbanking subsidiary are limited in amount to 10% of the Bank's capital and surplus. The total of such transactions between the Bank and the Company and certain of its affiliates, with certain exceptions, is limited to an aggregate of

20% of Deposit Guaranty's capital and surplus. Furthermore, loans and extensions of credit from the Bank to the Company or its nonbank affiliates are required to be secured in specified amounts by specified types of collateral. At December 31, 1997, the Bank could lend the Company a maximum of approximately $42 million in aggregate.
         As a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA") on August 9, 1989, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled depository institution in danger of default if the FDIC notifies the depository institution within two years of incurring such loss. Under Federal Reserve policy, the Company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary.
         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides criteria for categorizing the capital strength of FDIC insured depository institutions. FDICIA substantially revises the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes. The Bank has been categorized as "well capitalized" under the guidelines of FDICIA.
         The Bank is subject to FDIC deposit insurance assessments. The Bank qualified for the lowest assessment allowed by FDICIA. Beginning in 1997, the FDIC began assessing the banks only for the purpose of retiring debt of the Financing Corporation (FICO). This assessment is charged at an annual rate of $.013 of Bank Insurance Fund deposits.
         During 1997, the Company and its subsidiaries were engaged in the general banking business and activities closely related to banking or to managing or controlling banks, as authorized by the laws of the United States and regulations pursuant thereto. The Bank comprises more than 99% of the related combined revenue, profits and assets of all industry segments of the Company.

Competition
         The Company is a leader in many of its markets located throughout Mississippi, Louisiana and Arkansas. In Mississippi, Deposit Guaranty National Bank is the second largest bank in terms of deposits. In Louisiana, the Bank ranks sixth.
         There are numerous other banks and financial institutions which compete with the Company and its subsidiaries in making loans, accepting deposits, providing credit, and performing other banking services. The Company also competes with other providers of financial services, such as investment companies, brokerage firms, finance companies and insurance companies, which are involved in marketing various types of loans, investments and other services.
         The Company's customer base falls into two broad categories or segments, corporate and retail. Corporate customers are middle to large businesses who use a range of products from loans to cash management services. Competition for corporate customers is focused heavily on price. Retail customers range from individuals to small businesses. Although price drives competition among retail customers, convenience and service quality are also important. Retail customers use a wide variety of products including auto and other consumer loans, deposit accounts and brokerage services.

Personnel
         On  December  31,   1997,   the  Company  and  its   subsidiaries   had
approximately 3,268 full-time equivalent employees.

Executive Officers of the Registrant

         The chart provided below contains certain information concerning the executive officers of the Company and its principal subsidiaries.

                                                    Position(s) And Office(s)
                                                      Held With the Company                     Assumed
        Name                         Age            And Subsidiaries                       Present Office(s)
        ----                         ---          ---------------------------              ------------------

E. B. Robinson, Jr.                  56           Chairman of the Board and                   January 1, 1984
                                                  Chief Executive Officer
                                                  of the Company and the Bank

Howard L. McMillan, Jr.              59           President and Chief                         January 1, 1984
                                                  Operating Officer of the
                                                  Company and the Bank

Thomas M. Hontzas                    53           Executive Vice President                    May 18, 1982








                                                     of the Company and
                                                     the Bank



(Continued)
                                                  Position(s) And Office(s)
                                                    Held With the Company                         Assumed
       Name                        Age                And Subsidiaries                        Present Office(s)
       ----                        ---          ---------------------------                 -------------------

W. Parks Johnson                   55           Executive Vice President                    February 16, 1994
                                                of the Company and
                                                the Bank

James S. Lenoir                    55           Executive Vice President                    February 15, 1983
                                                and Chief Credit Officer
                                                of the Company and the Bank

Arlen L. McDonald                  49           Executive Vice President                    March 16, 1976
                                                and Chief Financial
                                                Officer of the Company
                                                and the Bank

W. Stanley Pratt                   52           Executive Vice President                    September 30, 1996
                                                of the Company and
                                                the Bank

Steven C. Walker                   48           Executive Vice President                    September 30,1996
                                                of the Company and
                                                the Bank

Stephen E. Barker                  41           Controller and Principal                    February 16, 1993
                                                Accounting Officer of the
                                                Company and the Bank

J. Clifford Harrison               44           General Counsel and                         January 1, 1996
                                                Secretary of the Company
                                                and the Bank



         All executive officers have held executive or senior management positions with the Company or its principal subsidiaries for more than five years.

Item 2.  Properties
         The Company has its principal office in Deposit Guaranty Plaza ("Plaza"), 210 East Capitol Street, Jackson, Mississippi, a twenty-two story office tower. The Company owns the Plaza in addition to the building ("Building") at 200 East Capitol Street, Jackson, Mississippi, adjacent to the Plaza. The building, completed in its present form in 1958, was renovated during 1975. Both the Plaza and the Building are occupied by the Company, the Bank, and various tenants.
         The Company also owns the Deposit Guaranty Center, located in downtown Shreveport, Louisiana, at 333 Texas Street. The complex is occupied by the Bank and various tenants. Deposit Guaranty Center is comprised of a twenty-four story office tower which was placed in service in 1986, a fifteen story office building constructed in 1940, and an adjoining parking garage which was completed in 1986.

         The Company owns 143 of its 170 full-service branch banking facilities. The remaining branch banking facilities as well as its mortgage branch facilities are occupied under leases expiring from 1998 through 2018. The
Company also holds fee title to 10 tracts of land held as locations for additional banking facilities in the future.
         The Company's management considers all of its buildings and leased premises to be in good condition. None of the properties described above are subject to any significant encumbrances.




Item 3.  Legal Proceedings
         The Bank, is a defendant in a case in which the plaintiffs are beneficiaries of a trust for which the Bank is the trustee. In an amended complaint, the plaintiffs claim that DGNB was negligent in its dealings with the trust property, breached its trust duties by allegedly abusing its discretion and negligently handling trust assets, engaged in self dealing, and was grossly negligent in its handling of the trusts. The case seeks actual damages for waste of trust assets and loss of income and punitive damages, both in an unspecified amount to be proven at trial, and attorney fees and court costs. While the ultimate outcome of the lawsuit cannot be predicted with certainty, management denies all liability and believes that the ultimate resolution of this matter will not have a material effect on the Company's consolidated financial statements.
         In addition, the Company and it's subsidiary are subject to numerous other pending and threatened legal actions arising in the normal course of business and management believes that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders
         There has been no submission of matters to a vote of shareholders during the quarter ended December 31, 1997.


                                                              PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters This information is contained under the heading "Dividend and Market
Information" in Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, at page 32.

Item 6.  Selected Financial Data

TABLE 1 - SELECTED FINANCIAL DATA
(In Thousands Except Share Data)

                                                                             Year Ended December 31,
                                                   1997              1996             1995              1994             1993
                                                   ----              ----             ----              ----             ----
Statements of earnings
Interest income                                  $ 485,465        $ 432,222         $ 402,704        $ 307,272         $ 299,327
Interest expense                                   200,869          182,688           173,432          125,881           124,687
                                                 ---------          -------           -------          -------           -------
Net interest income                                284,596          249,534           229,272          181,391           174,640
Provision for loan losses                            7,500            5,340             2,160          ( 4,750)          (16,000)
                                                     -----            -----             -----          --------          -------
Net interest income after provision for
     loan losses                                   277,096          244,194           227,112          186,141           190,640
Other operating income                             133,603          117,245            91,989           93,499            74,781
Other operating expenses                           271,047          237,208           211,452          180,047           171,567
                                                   -------          -------           -------          -------           -------
Income before income taxes                         139,652          124,231           107,649           99,593            93,854
Income tax expense                                  47,372           40,621            35,029           32,463            27,302
                                                    ------           ------            ------           ------            ------
Net income                                       $  92,280        $  83,610         $  72,620      $    67,130         $  66,552
                                                 =========        =========         =========      ===========         =========

Net income per share
     Basic                                          $ 2.25           $ 2.16            $ 1.89           $ 1.90            $ 1.89
     Diluted                                          2.23             2.14              1.87             1.89              1.87

Cash basis earnings per share*                        2.49             2.31              2.01             1.96              1.93

Cash dividends per share                               .83              .72               .61              .53               .47
Weighted average shares outstanding
     Basic                                      41,082,356       38,760,192        38,431,162       35,336,124        35,299,704
     Diluted                                    41,413,294       39,006,669        38,780,032       35,593,028        35,565,656

Statement of condition - averages
Total assets                                   $ 6,719,145      $ 6,026,548       $ 5,571,697      $ 4,940,977       $ 4,826,726
Earning assets                                   5,961,991        5,395,343         4,961,261        4,413,938         4,333,740
Securities available for sale                    1,456,126        1,293,830           186,194          712,184         1,308,634
Investment securities                              165,679          130,255         1,365,070          718,891           396,011
Loans                                            4,291,612        3,774,490         3,273,408        2,581,724         2,293,416
Deposits                                         5,305,687        4,750,894         4,438,797        3,997,038         3,867,669
Long-term liabilities                              128,036           67,888                 -                -                 -
Total stockholders' equity                         611,252          551,754           498,023          429,967           367,592

Selected ratios
Return on average assets                              1.37%             1.39%            1.30%             1.36%             1.38%
Return on average equity                             15.10             15.15            14.58             15.61             18.10
Net interest margin-tax equivalent                    4.90              4.77             4.75              4.24              4.18
Efficiency ratio *                                   60.92             61.50            62.83             63.10             66.35
Loans to deposits                                    80.89             79.45            73.75             64.59             59.30
Allowance for loan losses to loans                    1.46              1.56             1.64              1.95              2.56
Net charge-offs (recoveries) to average loans          .29               .10              .12               .10              (.14)
Dividend payout                                      36.89             33.10            32.01             27.89             24.67
Average equity to average assets                      9.10              9.15             8.94              8.70              7.62
Leverage ratio                                        7.47              8.23             7.87              8.43              8.13
Tier 1 risk-based                                     9.87             11.42            11.05             12.49             13.28
Total risk-based                                     11.12             12.67            12.30             13.75             14.54

All share data reflects a 2 for 1 stock split declared in 1996.
The dividend payout ratio is calculated using historical Deposit Guaranty Corp. dividends per share.
* - Excludes the effects of acquisition related intangible amortization.

Forward Looking Information - Congress passed the Private Securities Litigation Reform Act of 1995 in an effort to encourage corporations to provide information about a company's anticipated future financial performance. This act provides a safe harbor for such disclosure which protects companies from unwarranted litigation if actual results are different from management expectations. This report contains forward-looking statements and reflects management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW
The following discussion reviews the results of operations and assesses the financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.
                 1997 was a year of considerable change for the Company.  During the year, the Company combined its four separately chartered banking subsidiaries into one strong, regional franchise. The combining of the four subsidiary banks represents a significant achievement. During the transition, the Company's financial results remained strong and showed improvement over
1996. Net income of $92.3 million for 1997 represents a 10% improvement from 1996. On a per share basis, the increase was only 4% or $.09 due to the dilutive effect of an increase in the weighted average number of shares outstanding as a result of an acquisition and the timing of share repurchases relating to those acquisitions accounted for under the purchase method of accounting. During 1997, the Company began using cash basis earnings per share as a measure of financial performance. The Company's management believes that cash basis earnings per share, which excludes the after-tax effect of purchase accounting related intangible amortization, provides an additional measure of the Company's operating results. In 1997, cash basis earnings per share increased 8% to $2.49 compared to $2.31 for 1996. The volume of earning assets continued to rise throughout 1997 primarily as a result of acquisitions. Deposit volumes, excluding the effect of acquisitions, showed little growth during the year due to intense competition from other financial services providers. The net interest margin, however, remained strong and, at 4.90% for the year, was well above the 4.77% reported for 1996. The combined effect of the 11% increase in average earning assets and the 13 basis point improvement in the net interest margin kept the balance of net interest income at a healthy level.

     At the  end  of  1997,  total  assets  were  $6.9
billion which represents an increase of 9%, or $557 million, from December 31, 1996. Average total assets for 1997 increased 11%, or $693 million, from 1996. The regulatory capital ratios show some decline from 1996 yet remain high enough to categorize the Company as well capitalized according to regulatory guidelines. During 1997, the Company more fully employed its capital through a series of mergers that placed the Company in desirable new markets and enhanced its presence in existing markets. As a result of the merger activity, the leverage ratio declined to 7.47% at December 31, 1997, compared to 8.23% for 1996. The tier 1 capital and total risk-based capital ratios at December 31, 1997 were 9.87% and 11.12%, respectively, compared to 11.42% and 12.67%, respectively, for 1996. The capital ratios of the Bank categorize it as "well capitalized" according to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Much of the growth during the past three years resulted from targeted acquisitions in new markets and acquisitions designed to enhance the Company's presence in existing markets. The following table briefly outlines each of the mergers completed during the past three years.

          Financial                                                    Total Assets             Merger                Accounting
         Institution                                 State              (Millions)               Date                  Treatment
--------------------------------------------------------------------------------------------------------------------------------

LBO Bancorp, Inc.                                    LA                   $   96               Jan. 1995               Purchase
Citizens National Bancshares                         LA                      193               May  1995               Pooling
First Merchants Financial Corp.                      AR                      280               Aug. 1995               Purchase
Bank of Gonzales Holding Company                     LA                      126               Jun. 1996              Purchase








Tuscaloosa Bancshares, Inc.                          LA                       41               Nov. 1996              Purchase
Jefferson Guaranty Bancorp, Inc.                     LA                      299               Jan. 1997               Purchase
First Capital Bancorp, Inc.                          LA                      186               Mar. 1997               Pooling
NBC Financial Corporation                            LA                       69               Jul. 1997               Purchase
CitiSave Financial Corporation                       LA                       75               Aug. 1997               Purchase
Victory Bancshares, Inc.                             TN                      115               Mar. 1998               Pooling

     In addition to the above mergers, the Company purchased the Coahoma County, Mississippi operations of a local Mississippi bank in March, 1995, adding $82 million in assets.
     On August 8, 1995, the Company purchased First Mortgage Corp., a mortgage banking operation headquartered in Omaha, Nebraska. This acquisition was accounted for as a purchase business combination. First Mortgage Corp. had a $1.1 billion mortgage servicing portfolio and 6 production offices in Nebraska and Oklahoma.
     On June 29, 1996, the Company purchased McAfee Mortgage and Investment Company, a mortgage banking operation headquartered in Lubbock, Texas in a transaction accounted for as a purchase business combination. McAfee Mortgage and Investment Company has fifteen offices located throughout Texas and originated approximately $240 million in mortgage loans in 1995.


TABLE 2 - SUMMARY OF QUARTERLY RESULTS
(In Thousands Except Per Share Data)

The summary of quarterly results of operations is presented in the following table.

                                                                                             Quarter Ended
                                                                      Dec. 31          Sep. 30           Jun. 30           Mar. 31
                                                                      -------          -------           -------           -------


1997
Interest income                                                     $ 122,557         $ 122,459        $ 119,476         $ 120,973
Net interest income                                                    71,421            71,448           70,281            71,446
Provision for loan losses                                               1,875             1,875            1,875             1,875
Gains on securities transactions                                          622               838              540                86
Income before income taxes                                             37,010            35,421           33,315            33,906
Net income                                                             24,475            23,263           21,929            22,613
Net income per share
         Basic                                                            .60               .57              .54               .54
         Diluted                                                          .59               .57              .53               .53
Cash basis earnings per share*                                            .66               .64              .60               .59


1996
Interest income                                                     $ 111,877         $ 110,751        $ 104,723         $ 104,871
Net interest income                                                    65,637            64,745           59,988            59,164
Provision for loan losses                                               1,335             1,335            1,335             1,335
Gains (losses) on securities transactions                                  38                 7              487              (414)
Income before income taxes                                             29,134            33,492           30,515            31,090
Net income                                                             19,485            22,200           20,436            21,489
Net income per share
         Basic                                                            .50               .57              .53               .56
         Diluted                                                          .50               .57              .53               .55
Cash basis earnings per share*                                            .54               .61              .57               .59

* - Basic net income per share excluding the effects of amortization of acquisition related intangibles.

         Identification of the changes in the significant components of earnings from quarter-to-quarter aids in understanding the results of operations.
Earnings grew steadily throughout the last half of 1997 with no significant unusual activity affecting any quarter. Expenses remained flat with the exception of the effects of acquisitions. Revenues experienced moderate growth, which, combined with the flat expenses yielded a favorable growing trend in net earnings.
         During 1996, loan growth, increasing yields and a lengthening of the securities portfolio combined with an increase in interest-earning assets due to acquisitions contributed to the increase in net interest income in the third and fourth quarters. In the first quarter, a $1.8 million after-tax gain was realized from the disposition of assets related to expired lease financing transactions. In the fourth quarter, the Company recorded an after-tax charge of $2.4 million for the estimated cost of the planned consolidation of its subsidiary banks under one charter and the consolidation of certain back office functions.


TABLE 3 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES
(Dollars in Thousands)

The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average balances, related interest income or expense and the resulting yield or rate for 1997, 1996 and 1995.

                                                        1997                                1996                               1995
                                                        ----                                ----                               ----

                                                  Interest   Average             Interest  Average                 Interest  Average
                                       Average     Income/   Yield/    Average   Income/    Yield/     Average      Income/   Yield/
Assets                                 Balance     Expense    Rate     Balance   Expense    Rate      Balance       Expense   Rate
------                                -------     -------     ----     -------   -------    ---      -------       -------   ------

Interest-earning assets:
Loans, net of unearned
     income                          $ 4,291,612  $ 374,235   8.72%$ 3,774,490    329,426    8.73%$ 3,273,408   $  289,659     8.85%
Investment securities:
     Taxable                             165,449     13,531   8.18     130,250     10,467    8.04   1,256,785       87,896     6.99
     Exempt from Federal
         income tax                          230          9  10.53           5          2    10.75    108,285       11,664    10.77
Securities available for sale:
     Taxable                          1,290,055      87,186   6.76   1,115,168     72,576     6.51    169,316       10,095     5.96
     Exempt from Federal
         income tax                      166,071     15,204   9.16     178,662     16,602     9.29     16,878        1,415     8.38
Trading account securities                 4,508        266   5.90       6,394        511     7.99      5,758          445     7.73
Federal funds sold and
     securities purchased
     under agreements to resell           40,330      2,264   5.61     184,757      9,989     5.41    107,529        6,317     5.87
Interest-bearing bank balances             3,736        193   5.17       5,617        325     5.79     23,302        1,153     4.95
                                     -----------------------------------------------------------------------------------------------

Total interest-earning assets          5,961,991    492,888   8.27   5,395,343    439,898      8.15  4,961,261      408,644     8.24
Noninterest-earning assets:
Cash and due from banks                  350,234                       302,696                         327,200
Bank premises and equipment              168,135                       147,076                         142,750
Other assets                             309,119                       235,543                         194,437
Allowance for loan losses                (68,463)                      (60,001)                        (59,126)
Unrealized gain (loss) on
     securities available for sale        (1,871)                        5,891                           5,175
                                     -----------------------------------------------------------------------------------------------

Total assets                         $ 6,719,145                   $ 6,026,548                     $ 5,571,697
                                     ===============================================================================================

For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for all years.



NET INTEREST INCOME
         Net interest income is the largest component of net income and represents the income earned on interest-earning assets less the cost of interest-bearing liabilities. This major source of income represents the earnings from the primary business of gathering funds from deposit and other sources and investing those funds in loans and securities. The long-term objective is to manage those assets and liabilities to maximize income, while balancing interest-rate, credit, liquidity and capital risks.
         Net interest income is presented in this discussion on a tax-equivalent basis, so that the income from assets exempt from federal income taxes is adjusted based on a statutory marginal federal income tax rate of 35%. The tax equivalent net interest margin (margin) provides an indication of the efficiency of the earnings from balance-sheet activities and is calculated by dividing tax-equivalent net interest income by the average balance of interest-earning assets. The margin is affected by changes in the spread between interest-earning asset yields and interest-bearing liability rates (interest spread) and by the percentage of interest-earning assets funded by interest-bearing liabilities (liability funding).
         Tax equivalent net interest income increased by $35 million, or 14%, primarily due to an 11% increase in the level of average interest-earning assets. The increase in average interest-earning assets was funded by a 12% increase in average deposit balances. Much of the increase in earning assets and deposits was the result of acquisitions completed during the year. Although loan demand receded from the double-digit growth of the past, it outpaced deposit growth leading to improvement in the earning

TABLE 3 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES (continued) (Dollars in Thousands)

                                                 1997                             1996                             1995
                                                 ----                             ----                             ----

                                               Interest    Average              Interest    Average              Interest    Average
                                     Average    Income/    Yield/     Average    Income/    Yield/     Average    Income/    Yield/
Liabilities                          Balance    Expense     Rate      Balance    Expense     Rate      Balance    Expense     Rate
-----------                          -------    -------     ----      -------    -------     ----      -------    -------     ----

Interest-bearing liabilities:
Savings and interest-bearing
     transaction deposits        $ 1,986,828 $   50,440    2.54%  $ 1,843,150 $   47,809    2.59%  $ 1,710,218 $   47,807    2.80%
Time deposits                      2,139,217    113,339    5.30     1,915,637    103,566    5.41     1,773,437     95,833    5.40
Federal funds purchased,
     securities sold under
     agreements to repurchase and
     other short-term borrowings     562,620     28,780    5.12       545,735     27,222    4.99       555,193     29,792    5.37
Long-term liabilities                128,036       8,310   6.49        67,888      4,091    6.03             -          -      -
                                     -------       -----   ----        ------      -----    ----     ---------    -------    ----

Total interest-bearing liabilities 4,816,701    200,869    4.17     4,372,410    182,688    4.18     4,038,848    173,432    4.29
Noninterest-bearing liabilities:
Deposits                           1,179,642                          992,107                          955,142

Other liabilities                    111,550                          110,277                           79,684
                                     -------                          -------                           ------

Total liabilities                  6,107,893                        5,474,794                        5,073,674

Stockholders' equity                 611,252                          551,754                          498,023
                                     -------                          -------                          -------

Total liabilities and








     stockholders' equity        $ 6,719,145                      $ 6,026,548                      $ 5,571,697
                                 ===========                      ===========                      ===========

Net interest income/margin -
     tax equivalent                             292,019    4.90%                 257,210    4.77%                 235,212    4.75%
                                                -------    -----                 -------    -----                 -------    -----

Tax equivalent
     adjustment:
     Loans                                        2,219                            2,361                            1,917

     Investment securities                            3                                1                            3,484

     Securities available for sale                5,156                            5,219                              448

     Other                                           45                               95                               91
                                                     --                               --                               --

Total tax equivalent
     adjustment                                   7,423                            7,676                            5,940
                                                  -----                            -----                            -----

Net interest income                           $ 284,596                        $ 249,534                        $ 229,272
                                              =========                        =========                        =========


asset mix with average loan volumes representing 72% of the balance of total earning assets compared to 70% for 1996. Average loan yields at 8.72% for 1997 remain substantially unchanged from 1996.
     The performance of the Company's securities portfolio improved considerably from 1996. As with the loan portfolio, the securities portfolio also increased in proportion to total earning assets. During 1996, the securities portfolio comprised 26% of earning assets, increasing to 27% during 1997. The average tax-equivalent yield on the securities portfolio increased 15 basis points to 7.15% for 1997 compared to 7.00% for 1996.
     Both the loan and securities portfolios benefited from a tightening of the Company's liquidity position. During 1997, the average balance of lower yielding federal funds sold and securities purchased under agreements to resell was less than 1% of total earning assets compared to over 3% for 1996. The slow down in loan demand allowed the Company to tighten its liquidity position while still maintaining sufficient liquidity to meet loan demand and the needs of depositors. The combined effect of the improved earning asset mix and a higher average yield on the securities portfolio led to a 12 basis point improvement in the average yield on the Company's earning assets.
     The funding side of the balance sheet also contributed to the increase in net interest income, although to a lesser extent. The average rate on interest-bearing deposits declined 6 basis points from 1996. Although rates on savings and interest-bearing transaction accounts show a slight decline, the 11 basis point decline in time deposit rates had the most profound effect on reducing the overall cost of funds. Partially offsetting the effect of favorable deposit rates is the use of higher-rate borrowed funds to finance the repurchase of shares of the Company's common stock issued in acquisitions accounted for as purchase business combinations. The combined effect of lower interest-bearing deposit rates and the offsetting effect of a growing dependence on borrowed funds resulted in only a slight decline in the average rate paid on interest-bearing liabilities.


TABLE 4 - TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS
(In Thousands)

The following table sets forth, for the periods indicated, a summary of the changes in interest income and expense resulting from changes in volume and changes in rates.



                                                               1997 Compared To 1996                     1996 Compared To 1995
                                                            Increase (Decrease) Due To                Increase (Decrease) Due To
                                                           -------------------------------------------------------------------------
                                                           Volume        Rate        Net             Volume      Rate        Net
                                                           -------------------------------------------------------------------------



Interest income on:
Loans                                                    $  45,144    $  (335) $  44,809            $ 44,340   $ (4,573)  $ 39,767
Investment securities:
       Taxable                                               2,830        234      3,064             (78,787)     1,358    (77,429)
       Exempt from Federal income tax                           90        (83)         7             (11,663)         1    (11,662)
Securities available for sale:
       Taxable                                              11,385      3,225     14,610              56,394      6,087     62,481
       Exempt from Federal income tax                       (1,170)      (228)    (1,398)             13,546      1,641     15,187
Trading account securities                                    (151)       (94)      (245)                 50         16         66
Federal funds sold and securities purchased
       under agreements to resell                           (7,814)        89     (7,725)              4,537       (865)     3,672
Interest-bearing bank balances                                (109)       (23)      (132)               (875)        47       (828)
                                                              -----       ----      -----               -----        --       -----

       Total                                                50,205      2,785     52,990              27,542      3,712     31,254
                                                            ------      -----     ------              ------      -----     ------

Interest expense on:
Savings and interest-bearing transaction deposits            3,721     (1,090)     2,631               3,716     (3,714)         2
Time deposits                                               12,096     (2,323)     9,773               7,684         49      7,733
Federal funds purchased, securities sold
       under agreements to repurchase, and other
       short-term borrowings                                   843        715      1,558                (508)    (2,062)    (2,570)
Long-term liabilities                                        3,627        592      4,219               4,091          -      4,091
                                                             -----        ---      -----               -----     -------     -----

       Total                                                20,287     (2,106)    18,181              14,983     (5,727)     9,256
                                                            ------     -------    ------              ------     -------     -----

Changes in net interest income - tax equivalent          $  29,918   $  4,891  $  34,809            $ 12,559   $  9,439   $ 21,998
                                                         =========   ========  =========            ========   ========   ========


The increase (decrease) due to changes in average balances reflected in the above table was calculated by applying the preceding year's rate to the current year's change in the average balance. The increase (decrease) due to changes in average rates was calculated by applying the preceeding year's change in the average rates to the current year's average balance. Using this method of calculating increases (decreases), any increase or decrease due to both changes in average balances and rates is reflected in the changes attributable to average rate changes.



       Improvement in the mix of interest-bearing liabilities versus noninterest bearing liabilities had some positive effect on net interest income. In 1996, 73% of the Company's total assets were funded by interest-bearing liabilities. In 1997, that percentage declined to 72% due to a 19% increase in the balance of noninterest-bearing deposits.
       The effects of balance sheet activities described above resulted in an increase in net interest income and improvement in other performance indicators as well. The net interest margin, at 4.90% for 1997, shows substantial improvement from the 4.77% reported for 1996 as does the net interest spread of 4.10% for 1997 compared to 3.97% for 1996.
       The increase in net interest income in 1996 over 1995 occurred mostly as a result of an increase in business volumes on both sides of the balance sheet. Although earning asset yields declined sharply from 1995 to 1996, a decrease in rates on interest-bearing liabilities completely offset the effect. Improvement in the earning asset mix led to a 2 basis point improvement in both the net interest margin and the net interest spread.

Interest Rate Sensitivity
       Net interest  income is managed  through the  Asset/Liability  Management
(ALM) process. A board committee establishes ALM policy guidelines that limit the potential variation in net interest income and the economic value of equity due to market interest rate swings. The Asset/Liability Committee, comprised of members of executive management, sets the day-to-day operating guidelines, approves strategies affecting net interest income and coordinates activities within board policy limits.

TABLE 5 - INTEREST SENSITIVITY
(In Thousands)

The following table reflects the interest sensitivity of the Company over various periods as of December 31, 1997, based on contractual maturities as of that date.

                                                               0-3            4-12            1-5          Over 5
                                                             Months          Months          Years          Years           Total
                                                          ------------------------------------------------------------------------
Assets
Interest-earning assets:
Loans, net of unearned income                             $ 1,403,089    $   707,232    $ 1,771,620     $   549,742    $ 4,431,683
Investment securities                                          12,642          1,826         20,773         139,710        174,952
Securities available for sale                                 168,632        126,215        388,360         741,320      1,424,527
Trading account securities                                      1,459              -              -               -          1,459
Federal funds sold and securities
     purchased under agreements to resell                      59,590              -              -               -         59,590

Interest-bearing bank balances                                 11,218              -              -               -         11,218
                                                               ------    -----------      ---------     -----------     ----------

Total interest-earning assets                               1,656,630        835,273      2,180,753       1,430,773      6,103,429
Noninterest-earning assets                                          -              -              -         836,298        836,298
                                                          -----------   ------------    -----------     -----------    -----------

     Total assets                                         $ 1,656,630   $    835,273    $ 2,180,753     $ 2,267,071    $ 6,939,727
                                                          ===========   ============    ===========     ===========    ===========

Liabilities and stockholders' equity
Interest-bearing liabilities:
Savings deposits                                          $ 1,943,575   $          -   $          -     $         -    $ 1,943,575
Time deposits                                                 589,521        915,526        641,570          13,426      2,160,043
Short-term borrowings                                         642,812              -              -               -        642,812
                                                           ----------   ------------   ------------     -----------    -----------

     Total interest-bearing liabilities                     3,175,908        915,526        641,570          13,426      4,746,430
Noninterest-bearing deposits                                        -              -              -       1,270,344      1,270,344
Other liabilities                                                   -              -              -         101,318        101,318
Long-term debt                                                      -              -              -         186,397        186,397
Stockholders' equity                                                -              -              -         635,238        635,238
                                                          -----------    -----------    -----------     -----------    -----------

     Total liabilities and
         stockholders' equity                             $ 3,175,908    $   915,526    $   641,570     $ 2,206,723    $ 6,939,727
                                                          ===========    ===========    ===========     ===========    ===========

Interest rate contracts                                   $   405,857   $    (51,149)   $  (259,774)   $    (94,934)
Interest sensitive gap                                     (1,113,421)      (131,402)     1,279,409         (34,586)
Cumulative interest sensitive gap                          (1,113,421)    (1,244,823)        34,586               -
Cumulative interest sensitive gap
     as a percent of total assets                            (16.04)%        (17.94)%         .50%                -
                                                          -----------        --------       --------      ------------    ----------


         Simulation of the effects of interest rate changes on net interest income is a broader measure of interest rate risk than the static interest sensitive gap position and is therefore the primary tool used by the Company. A computer model is used to simulate the effect of complex interactions of customer choices, product promotions, and potential market interest rate scenarios. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this exercise. The Company believes the market risk in its trading portfolio is immaterial.

         Under a policy established by the Company's Board of Directors, the Company limits the amount of interest rate risk the Company can take by establishing variation limits to net interest income and economic value of equity based on simulations with specific assumptions. The Company supplements these with a number of other simulations which measure key sensitivities to several specific rate scenarios as well as potential competitive issues related to loan and deposit volume levels and pricing.
         Board policy limits the negative variation of net interest income and economic value of equity to 10% and 20% respectively. To provide a consistent comparative analysis, specific guidelines for each method are followed. A baseline forecast of net interest income and economic value of equity is established assuming a stable interest rate environment. For net interest income variation, simulations are run trending interest rates up and down 200 basis points over the next twelve months from the baseline forecast. At December 31, 1997, this analysis indicated a negative variation of approximately 2.2% with a 10% policy limitation for an increase in rates. The variation for a decline in rates was estimated to be 0.5%.
         For variation in economic value of equity, simulations are run assuming interest rates move up and down immediately by 200 basis points, remain at those levels, and no management action occurs. This rate shock, while unlikely in management's opinion, provides insight into some components of interest rate risk for the Company. At December 31, 1997, this measure indicated approximately 10.3% negative variation in the economic value of equity with a 200 basis point increase in external market interest rates compared to a policy limit of 20%. The variation for a decline in rates was estimated to be 6.9%.
         Given the various methods used to measure and manage interest rate risk, the Company believes its interest rate risk profile is in appropriate balance with its profit objectives.

TABLE 6 - RISK MANAGEMENT DERIVATIVE POSITION
(Dollars In Thousands)

The following table identifies the year end open positions for the Company's risk management interest rate contracts at December 31, 1997.


                                                                       Pay Rate              Receive Rate
                                                                -------------------------------------------
                                                   Fair                                                             Underlying
Maturity                            Notional       Value        Rate          Index     Rate          Index       Asset/Liability
--------                            --------       -----        ----          -----     ----          -----       ---------------

Interest rate swaps Pay fixed:
2007                               $  21,225       $    (545)    6.65%       Fixed       6.00%       Libor      Mortgage Loans
2004                                  85,000          (1,439)    6.33        Fixed       5.88        Libor      FHLB Advances

Pay/receive floating:
2002                                  50,000            (693)    5.75        Libor       5.77        5Y CMT     AFS Agency Bond

Interest rate floors
1998                                  50,000               -     5.00        -           -           -          Commercial loans
2000                                  65,000             563     6.00        -           -           -          Commercial loans
2001                                 185,000           1,041     5.25        -           -           -          Commercial loans
---------------------------------------------------------------------------------------------------------------------------------




DERIVATIVE ACTIVITIES

Risk Management Derivatives
         Derivative instruments were used in 1997 and 1996 primarily as a means of protecting market value and income. The specific types of derivatives used were interest rate swaps, forward contracts, interest rate caps and floors and other option contracts.
         Interest rate swaps were the primary instruments used to manage interest rate risk. These are contractual agreements between counterparties to exchange interest streams based on notional principal amounts over a set period of time. The notional amount does not represent an amount at risk, but is used as a basis for determining the actual cash flows related to the interest rate contracts. At

December 31, 1997, the notional value of interest rate swap contracts totaled $156.2 million compared to $122.6 million at December 31, 1996. This amount is composed of agreements where the Company pays fixed rates on notional amounts totaling $106.2 million with an average rate of 6.39%. The Company has two basis swaps with a total notional value $50 million where the Company receives one floating amount and pays another floating amount. At December 31, 1997, there would be no cost to replace these contracts if the counterparty defaults. All interest rate swap counterparties are at least AA-rated by Standard and Poors or have collateral arrangements with the Company. A stress test is used to determine the effect of market movements on the value of the interest rate swaps. The stress test estimates the value of the instrument assuming a parallel 300 basis point shift in rates.
         Interest rate caps were purchased during 1994 to limit the future funding rates on floating rate deposit accounts resulting from forecasted rising interest rates. These interest rate caps were based on the three month LIBOR rate and assigned to certificates of deposits with maturities of three months or less. As of December 31, 1997, the Company had no outstanding interest rate cap contracts compared to $100 million notional value at December 31, 1996.
         Interest rate floors were purchased during 1995 and 1996 to limit any loss resulting from falling interest rates. These interest rate floors were based on the three month LIBOR rate and assigned to floating rate commercial loans. The Company had outstanding interest rate floor contracts with a total notional value of $300 million at December 31, 1997 and 1996. The interest rate floors have one to four year maturities and a fair value of $1.6 million at December 31, 1997.



TABLE 7 - RISK MANAGEMENT DERIVATIVE POSITION
(In Thousands)

The following table shows the interest rate swap activity (notional amounts) for
1997.
                                                                                                                         1997
                                                                                                                       Interest
                                               December 31,                                         December 31,        Income
Maturity                                           1996            Purchased         Matured            1997           (Expense)
--------                                           ----            ---------         -------            ----           ---------

Pay fixed
2004                                         $           -           85,000                 -           85,000              (162)
2007                                                22,622                -             1,397           21,225              (204)
                                                    ------                -             -----           ------              -----

Total                                               22,622           85,000             1,397          106,225              (366)
                                                    ------           ------             -----          -------              -----


Receive fixed
2006                                               100,000                -           100,000                -               616

Pay/Receive floating
2002                                                     -           50,000                 -           50,000               (14)


Total swaps                                   $    122,622          135,000           101,397          156,225               236
                                              ============          =======           =======          =======               ===


         Forward commitments are contracts for the delayed delivery of securities, foreign currencies or money market instruments in which the seller agrees to make delivery of a specified instrument at a specified future date and a specified price or yield. Credit risk may arise from the possibility that counterparties may not have the ability to fulfill their commitments. Market risk arises from the movements in interest rates and security values. The majority of the forward commitments represent agreements to sell mortgage loans. As of December 31, 1997, the contract amounts for forward commitments totaled $139 million compared to $131 million at December 31,1996.

Derivative Controls

         Various controls are utilized to manage the risks associated with derivative instruments. These controls include specific internal policies, tracking systems, and legal contracts in conjunction with management oversight, internal and external audits, and regulatory compliance examinations. These reviews are performed on a continuous basis.
         Management and board oversight is achieved through strict internal policy and operating guidelines which include specific approvals for each transaction. Specific operating limits have been established for common derivative transactions. Additionally, certain transactions require approval from the executive committee. An on-site compliance officer reports directly to the Board of Directors.
         An automated derivatives management system is used to generate position, pricing, and risk management reports. This system generates reports used to maintain accurate and timely information on all derivative positions.
         Derivatives credit risk is minimal. Each counterparty is either AA-rated or higher by Standard and Poors or has executed a bilateral collateral agreement with the Company. Collateral agreements are designed to protect against possible default by the counterparties. Active counterparties are required to post collateral on any net positive market value above $100 thousand on an ongoing basis. As of December 31, 1997, counterparty collateral with a fair value of $590 thousand was being held.












TABLE 8 - SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
(In Thousands)

The carrying amounts of securities available for sale and investment securities are presented as of the dates indicated.

                                                                          December 31,
                                                        ----------------------------------------------

                                                            1997              1996              1995
                                                            ----              ----              ----

Securities available for sale
U.S. Treasury and other U.S. Government agencies        $   554,999     $    711,515      $    868,626
Obligations of states and political subdivisions            182,708          180,833           144,487

Mortgage-backed securities                                  686,820          568,261           183,777

Other securities                                                  -            1,429             2,501
                                                          ---------            -----             -----

        Total securities available for sale               1,424,527        1,462,038         1,199,391
                                                          ---------        ---------         ---------

Investment securities
U.S. Treasury and other U.S. Government agencies              9,369            9,379             9,369

Obligations of states and political subdivisions                 55              105                 -









Mortgage-backed securities                                    18,375           60,581           80,481

Other securities                                             147,153           75,022           49,183
                                                             -------           ------           ------

        Total investment securities                          174,952          145,087          139,033
                                                             -------          -------          -------

            Total securities available for sale          $ 1,599,479      $ 1,607,125      $ 1,338,424
            and investment securities
                                                         =============================================

Securities Available for Sale and Investment Securities
         The securities portfolio is the second largest component of interest-earning assets at $1.6 billion at December 31, 1997 and 1996 compared to $1.3 billion at December 31, 1995. The securities portfolio includes securities classified as available for sale and for investment purposes. These two segments of the securities portfolio are managed to optimize their long-term total return.
         Securities available for sale are subject to sale prior to their contractual maturities allowing the Company the ability to respond to changes in the interest rate environment. This portfolio can also be a secondary liquidity source and provide a balance to interest rate and credit risks in other categories of the balance sheet. Securities available for sale are accounted for at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred income taxes. The investment securities portfolio consists of debt securities which the Company has the positive intent and ability to hold to maturity and is carried at amortized cost.
         Securities available for sale decreased $38 million to $1.4 billion at December 31, 1997, compared to December 31, 1996. Investment securities at December 31, 1997 were $175 million, an increase of $30 million compared to year-end 1996. Securities, excluding mortgage-backed securities, maturing within five years or less at December 31, 1997, represented 21% of total securities compared to 35% at December 31, 1996 and 61% at December 31, 1995. Mortgage-backed securities at December 31, 1997 increased to 44% of total securities compared to 39% at December 31, 1996 and 20% at year-end 1995. Securities exempt from Federal income taxes represented 11% of year-end total securities in 1997, 1996 and 1995.
         Average securities increased $198 million, or 14%, in 1997 from 1996's average balance compared to a decrease of $127 million in 1996 from 1995's average balance. As a percent of average interest-earning assets, average securities increased slightly to 27% compared to 26% in 1996 and 31% in 1995. This decrease in the relative level of securities from 1995 to 1996 was a result of loan demand.

Loans
         The loan  portfolio is the largest  component of earning  assets and is also the highest yielding. Quality loan growth has been a key driver in the Company's overall financial performance over the past three years. The trend of growth continued throughout 1997, however, the rate of growth has been in a steady decline since 1995. Loans totaled $4.4 billion at December 31, 1997, an increase of 11%, or $452 million, from the balance at December 31, 1996. During 1996, the portfolio grew approximately 11% from the balances reported for 1995. Acquisitions of other financial institutions accounted for approximately 80% of the 1997 loan growth while only approximately 23% of the 1996 loan growth was the result of acquisitions. Internal loan growth rates for 1997, 1996 and 1995 were 2%, 8% and 12%, respectively.
         The portfolio mix at December 31, 1997 consists of 50% real estate loans, 28% commercial, financial and agricultural loans and 22% consumer loans, which is substantially unchanged from the portfolio mix at December 31, 1996. Diversification of the loan portfolio is a means of reducing the risks associated with fluctuations in economic conditions. At December 31, 1997, there were no concentrations of 10% or more of total loans in any single industry. The geographical concentrations of the loan portfolio are 71% located in Mississippi, 25% in Louisiana, and 4% in Arkansas.

TABLE 9 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND
          INVESTMENT SECURITIES
(Dollars in Thousands)

The following table shows the maturities and weighted average yields of the Company's securities available for sale and investment securities at December 31, 1997.
                                                                19


                                                                            Maturing
                                                                      After         After
                                                                     One Year    Five Years                 Mortgage-
                                                        Within     But Within   But Within      After       Backed       Carrying
BALANCES:                                               One Year    Five Years    Ten Years    Ten Years   Securities      Amount
---------                                               --------    ----------    ---------    ---------   ----------      ------

Securities available for sale
U.S. Treasury and other U.S. Government agencies       $  15,340    $ 250,711    $ 220,462     $  68,486   $        - $    554,999
Obligations of states and political subdivisions           8,932       36,632       54,252        82,892            -      182,708
Mortgage-backed securities                                     -            -            -             -      686,820      686,820
                                                       ---------    ---------    ---------     ---------  ----------- ------------

Total securities available for sale                       24,272      287,343      274,714       151,378      686,820    1,424,527
                                                          ------      -------      -------       -------      -------    ---------


Investment securities
U.S. Treasury and other U.S. Government agencies             369        9,000            -             -            -        9,369
Obligations of states and political subdivisions              55            -            -             -            -           55
Mortgage-backed securities                                     -            -            -             -       18,375       18,375
Other securities                                           5,842       11,962      116,450        12,899            -      147,153
                                                           -----       ------      -------        ------     --------      -------

Total investment securities                                6,266       20,962      116,450        12,899       18,375      174,952
                                                           -----       ------      -------        ------     --------      -------
   Total securities available for
     sale and investment securities                    $  30,538    $ 308,305    $ 391,164     $ 164,277    $ 705,195  $ 1,599,479
                                                       =========    =========    =========     =========    =========  ===========


WEIGHTED AVERAGE YIELD:
Securities available for sale
U.S. Treasury and other U.S. Government agencies           6.66%        6.77%        6.88%        7.64%           -%

Obligations of states and political subdivisions          10.19         8.83         7.74         8.78            -

Mortgage-backed securities                                   -            -            -            -          6.99
                                                          ---------------------------------------------------------
Total securities available for sale                        7.96         7.03         7.05         8.26         6.99
                                                           ----         ----         ----         ----         ----

Investment securities
U.S. Treasury and other U.S. Government agencies           5.35         5.65         -             -              -

Obligations of states and political subdivisions           8.46           -            -            -             -

Mortgage-backed securities                                   -            -            -            -         10.01

Other securities                                           6.62         5.69         7.66         6.00            -
                                                           ----         ----         ----         ----        -----
Total investment securities                                6.56         5.67         7.66         6.00        10.01
                                                           ----         ----         ----         ----        -----
Total securities available for
     sale and investment securities                        7.67%        6.94%        7.23%        8.09%        7.07%
                                                           =====        =====        =====        =====        =====

     Loans secured by real estate are the largest category of loans at $2.2 billion at December 31, 1997. The largest subsection of the real estate portion of the loan portfolio is loans secured by one-to-four family residential properties. Loans to businesses for intermediate and longer term financing of land and buildings represent the second largest component within the real estate portfolio. The mix of the real estate portfolio is substantially unchanged from that reported in prior years.
     One-to-four family residential property loans are underwritten to take into consideration family incomes available to service debt, credit histories and the value of the properties being financed. While this group is considered low risk, it can be adversely impacted by economic patterns.
     Loans to businesses for the financing of land and buildings are underwritten taking into consideration the quantity and quality of the business' cash flow, its future prospects and the property's value. Sufficient margin in the financed property is required should liquidation of the property become necessary to repay the loan.

TABLE 10 - LOAN PORTFOLIO
(In Thousands)

Loans outstanding at the indicated dates are shown in the following table classified by type of loan.

                                                                                    December 31,

                                                     1997              1996             1995              1994              1993
                                                     ----              ----             ----              ----              ----

 Commercial, financial and
    agricultural                                 $ 1,261,556      $ 1,104,648       $ 1,010,174       $  927,551        $  712,522
Real estate - construction                           207,322          170,711           122,765           92,411            70,506
Real estate - mortgage                             2,001,094        1,800,031         1,615,166        1,152,068         1,051,752
Consumer                                             961,711          904,487           831,197          687,368           583,805
                                                     -------          -------           -------          -------           -------

                                                 $ 4,431,683      $ 3,979,877       $ 3,579,302       $2,859,398        $2,418,585
                                                 ===========      ===========       ===========       ==========        ==========


     Construction and land development loans are made in familiar markets to developers and builders who have a proven record of success. These loans are underwritten through the use of feasibility studies, sensitivity analysis of absorption rates and financial analysis of the developers. Sources of repayment may be pre-committed permanent loans, sales of developed properties or an interim or mini-permanent loan commitment. These types of loans are monitored by on-site inspections and architects' reports. They are considered more risky than the other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.
     Commercial, financial and agricultural loans increased to $1.3 billion at December 31, 1997 from $1.1 billion and $1.0 billion at December 31, 1996 and 1995, respectively. The commercial, financial and agricultural loan portfolio is a diverse group of loans to small, medium and large businesses in a variety of different industries. The purpose of these loans varies from supporting seasonal working capital needs to the term financing of equipment. These loans are underwritten by a thorough evaluation of the prospective borrower's management, financial condition and the business' ability to generate sufficient cash flow to repay the debt in an orderly manner. While some of the short term loans may be made on an unsecured basis, most are secured by assets having an adequate equity margin. Additionally, most loans to closely held corporations are guaranteed by their owners.
     Various Federal and State loan guarantee programs are used to provide credit enhancements for loans to small businesses. The use of these programs enables financing to be provided in amounts and on terms which might not be otherwise available to the small business. All guaranteed loans are subject to the same underwriting criteria as other types of loans as the use of guarantee programs is considered as a secondary source of repayment.
     The commercial loan portfolio is sufficiently diverse to minimize the impact of a decline in a single industry. It is geographically concentrated in Mississippi, Louisiana, and Arkansas so it is exposed to the risk of a general downturn in the economies of the markets served in these three states.


TABLE 11 - REAL ESTATE LOANS
(Dollars in Thousands)

The following table shows the composition of real estate loans outstanding at December 31, 1997.

                                                             Percent of        Percent of
                                             Balance      Real Estate Loans    Gross Loans
                                            -----------------------------------------------

Commercial real estate
     Construction and land development      $   207,322          9.4%              4.7%








     Multifamily                                125,507          5.7               2.8
     Nonfarm nonresidential                     750,273         33.9              16.9
                                                -------         ----              ----

                                              1,083,102         49.0              24.4
                                              ---------         ----              ----

Residential and farmland
     Residential                              1,018,339         46.1              23.0
     Farmland                                   106,975          4.9               2.4
                                                -------          ---               ---

                                              1,125,314         51.0              25.4
                                              ---------         ----              ----

                                            $ 2,208,416        100.0%             49.8%
                                            ===========        ======             =====




TABLE 12 - LOAN MATURITIES AND INTEREST RATE SENSITIVITY
(In Thousands)

The following table shows the amounts of loans, excluding consumer and real estate mortgage loans, in certain categories outstanding as of December 31, 1997 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

                                                          Maturing
                                        -------------------------------------------------------------
                                                          After One
                                          Within         But Within           After
                                         One Year        Five Years        Five Years          Total
                                        --------------------------------------------------------------
Commercial, financial and agricultural  $ 549,601         $ 588,440        $ 123,515       $ 1,261,556
Real estate - construction                 91,168            72,355           43,799           207,322
                                           ------            ------           ------           -------

                                        $ 640,769         $ 660,795        $ 167,314       $ 1,468,878
                                        =========         =========        =========       ===========


                                                            Interest Sensitivity
                                        --------------------------------------------------------------
                                                            Fixed           Variable
                                                            Rate              Rate              Total
                                        --------------------------------------------------------------
Due after one, but within five years                      $ 427,054        $ 233,741         $ 660,795
Due after five years                                        136,754           30,560           167,314
                                                            -------           ------           -------

                                                          $ 563,808        $ 264,301         $ 828,109
                                                          =========        =========         =========


Consumer loans increased $57 million, or 6%, in 1997 versus 9% and 21% in 1996 and 1995, respectively, which is a continuation of a slowing trend in the growth rate in that segment of the portfolio. The decline in the growth rate of the consumer loan portfolio reflects a national trend of slowing consumer demand. The consumer loan portfolio is composed of installment loans, home equity loans, unsecured revolving credit products, and other similar types of credit facilities. Consumer credits are underwritten using a computer based multiple discriminant analysis which is commonly called credit scoring. This analysis considers factors such as income, debt levels and credit history. This system provides uniformity in the decision making process and better quality control. Consumer loans are concentrated in Mississippi, Louisiana, and Arkansas and would be adversely impacted by an economic recession or other conditions which would affect consumer incomes.

Additionally, the needs of low to moderate income borrowers is an area of continued focus and efforts are ongoing to expand the credit facilities tailored to their special needs. An extensive branch network brings loan officers in close contact with small business customers and consumers. The expanded use of government credit enhancement programs has improved the ability to meet the needs of small businesses and differentiate the Company from competitors. Consumer credit products will continue to be aggressively marketed and new ones developed utilizing the high level of technology available, however the Company will continue to maintain a close watch on both local and national delinquency trends.

DEPOSITS
         The primary funding source for loans and investments is deposit liabilities. The mix and repricing alternatives can significantly affect the cost of this source of funds and therefore impact the margin. Strategies used to manage deposit liabilities are designed to be flexible so that changes can be made in consideration of interest rate movements and liquidity issues. Local retail and commercial customers provide the majority of deposits.
         Average deposits increased $555 million to $5.3 billion in 1997 compared to $4.8 billion in 1996, and $4.4 billion in 1995. Approximately 98% and 20% of the increases in average deposits for 1997 and 1996, respectively, resulted from acquisitions.
         Average time deposits increased $234 million, or 12%, from the $2.0 billion reported in 1996. Average savings deposits and average demand deposits increased $144 million and $177 million, respectively, in 1997 compared to 1996. The deposit mix shifted slightly as average savings deposits decreased from 39% of total average deposits in 1996 to 37% of total average deposits in 1997 and average demand deposits increased from 20% of average total deposits in 1996 to 21% of average deposits in 1997. The deposit mix has remained substantially unchanged with the exception of the slight shift from savings deposits toward more demand deposits.




TABLE 13 - AVERAGE DEPOSITS
(In Thousands)

The daily average amounts of deposits for the periods indicated are summarized in the following table.

                                                                     Year Ended December 31,

                                                            1997              1996              1995
                                                            ----              ----              ----

Demand deposits                                         $ 1,130,510     $    953,872      $    919,215
Savings and interest-bearing transaction deposits         1,986,828        1,843,150         1,710,218
Time deposits                                             2,188,349        1,953,872         1,809,364
                                                          ---------        ---------         ---------

Total                                                   $ 5,305,687      $ 4,750,894       $ 4,438,797
                                                        ===========      ===========       ===========



LIQUIDITY
         Liquidity for a financial institution can be expressed in terms of maintaining sufficient funds available to meet both expected and unanticipated obligations in a cost effective manner. Adequate liquidity allows the Company to meet the demands of both the borrower and the depositor on a timely basis, as well as pursue other business opportunities as they arise. Liquidity is maintained through the Company's ability to convert assets into cash, manage the maturities of liabilities and generate funds on a short-term basis either through the national federal funds market, backup lines of credit, or through the national CD market.
         Short-term investments totaling $61 million at December 31, 1997 provide one source of the Company's liquidity. Cash flows from repayments and maturities from the securities and loan portfolios provide an additional source of liquidity. At December 31, 1997, $2.1 billion, or 48% of total loans, have contractual maturities of one year or less. Additional liquidity can be achieved through the sale of securities classified as available for sale.
         The Company relies largely on core deposits to fund loan demand and long-term investments. Core deposits, defined as total deposits less time deposits of $100 thousand or more, have increased, ending the year at $4.9 billion which compares to $4.6 billion at the end of 1996. Additional funding is provided from an established federal funds market within Mississippi, Louisiana and other contiguous states. Although the Company prefers to meet liquidity requirements through internally generated funding sources and through the matching of maturities of assets and liabilities, it also maintains funding relationships with numerous other financial institutions including membership with the Federal Home Loan Bank.
         The consolidated statements of cash flows can be used to review cash flows from operating, investing and financing activities. Cash and cash equivalents increased $33 million during 1997 to $418 million at December 31, 1997. Net cash provided by operating activities of $179 million for 1997 represents a substantial increase from $87 million reported for 1996. The increase in net cash provided by operating activities from 1996 to 1997 was primarily due to cash received from the sale of mortgage loans. The increase in net cash provided by operating activities from 1995 to 1996 was primarily due to a decrease in the amount of cash used to fund mortgage loans held for sale from 1995 to 1996.
         Investing activities, primarily loans and securities, provided cash of $19 million in 1997 compared to $117 million used in 1996. The change from 1996 is primarily due to a slow down in loan demand. In 1995, investing activities used cash of $152 million. This use of cash was largely a result of a high level of loan demand and increases in short-term investments. These uses of cash were partially offset by cash provided by decreases in securities and interest-bearing bank balances.
         Financing activities are the primary funding source of investing activities. Financing activities include the gathering of deposits and use of purchased funds as well as issuance and repurchase of the Company's stock. Financing activities used cash of $164 million in 1997 and provided $72 million in cash in 1996. A decrease in deposit volumes (excluding the effect of acquisitions) is primarily responsible for the net use of cash in 1997. An increase in short term borrowings offset some of the effect of the drop in deposit volumes.
         During 1997, the Company was advanced $85 million from the Federal Home Loan Bank. The proceeds of the advances were used to pay off higher rate short term borrowings and to repurchase shares of the Company's common stock to offset the dilutive effect of shares issued in acquisitions accounted for using the purchase method of accounting. As another source of liquidity, the Company has access to an additional $294 million in advances from the Federal Home Loan Bank based upon its collateral pledge agreement.
         During  1996,  the Company  issued debt  securities  which  netted cash proceeds of $99 million. Proceeds from the debt issuance were used to repay certain short-term borrowings and repurchase the Company's common shares in connection with certain acquisitions.
         The parent company requires liquidity to pay dividends to its shareholders and to meet operating expenses. Dividends and interest on borrowings paid by the parent company are primarily funded from dividends received from its banking subsidiary. The dividends paid by the banking subsidiary are subject to certain regulations controlling national banks that restrict the amount of dividends that may be distributed. The subsidiary bank has available for payment of dividends in 1998, without prior regulatory approval, $13.9 million plus its net profits for 1998. The operating expenses of the parent company are primarily incurred in providing management and other services for the subsidiary and are reimbursed monthly to provide the cash flow necessary for these operations. From time to time the parent company uses short-term lines of credit and issues long-term debt to meet acquisition and expansion needs. During 1995, the Company registered $300 million of securities with the Securities and Exchange Commission to facilitate acquiring funds through the issuance of various instruments in the market place. At December 31, 1997, $100 million in such instruments was outstanding. These funds were used to reduce its short-term borrowings and to fund the repurchase of stock issued for acquisitions accounted for as purchase business combinations.


TABLE 14 - TIME DEPOSITS OF $100 THOUSAND OR MORE, MATURITY DISTRIBUTION (In Thousands)

Maturities of time certificates of deposit of $100 thousand or more outstanding at December 31, 1997, are summarized in the following table.

Time remaining until maturity
3 months or less              $ 215,577
Over 3 through 6 months         107,909
Over 6 through 12 months         83,040
Over 12 months                   75,438
                                 ------

Total                         $ 481,964
                              =========

TABLE 15 - SHORT-TERM BORROWINGS
(Dollars in Thousands)

The following table presents a summary of the Company's short-term borrowings at December 31 for each of the last three years by category and the corresponding interest rates

                                                                    Daily       Average       Maximum
                                                December 31        Average     Interest      Month-End
                                                  Balance          Balance       Rate         Balance
                                               -------------------------------------------------------

1997
Federal funds purchased and securities sold
       under agreements to repurchase           $ 632,939         $ 527,971       5.1%      $ 668,745

Other short-term borrowings                         9,873            34,649       6.0          68,495
                                                    -----            ------       ---
Total short-term borrowings                     $ 642,812         $ 562,620       5.1%
                                                =========         =========       ===

1996
Federal funds purchased and securities sold
       under agreements to repurchase           $ 532,537         $ 529,398       4.9%      $ 627,785
Other short-term borrowings                        10,492            16,337       5.7          44,997
                                                   ------            ------       ---
Total short-term borrowings                     $ 543,029         $ 545,735       5.0%
                                                =========         =========       ===

1995
Federal funds purchased and securities sold
       under agreements to repurchase          $  566,862         $ 539,384       5.4%      $ 650,296
Other short-term borrowings                        32,620            15,809       3.8          33,568
                                                   ------            ------       ---
Total short-term borrowings                    $  599,482         $ 555,193       5.4%
                                               ==========         =========       ===

CREDIT RISK MANAGEMENT
         Asset quality is managed through a credit process that has as its basis the separation of the credit administration function from the line lending function. This process includes a system of loan committees to review and approve loans, a system of credit quality review committees that monitor the progress of action plans on loans requiring special attention and an independent loan review function which reports to the Directors' Loan Review Committee. Additionally, the Credit Administration Division works to ensure that the credit process is carried out in accordance with credit policies. This process assists in the early identification of problem or potential problem credits and assists in determining the adequacy of the allowance for loan losses.
TABLE 16- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

The following table summarizes the activity in the allowance for loan losses over the past five years.

                                                                               Year Ended December 31,

                                                     1997              1996             1995              1994              1993
                                                     ----              ----             ----              ----              ----

Allowance for loan losses -
     beginning balance                            $   62,205      $    58,719       $    55,873      $    62,032      $     74,856
     Charge-offs:
         Commercial, financial and
             agricultural                              7,852            1,278             1,591            7,851             2,881
         Real estate - construction                       63              119               177              132                40








         Real estate - mortgage                        1,957            2,786             1,723            1,691             1,846
         Consumer                                     12,979           10,126             8,833            5,234             5,375
                                                      ------           ------             -----            -----             -----

             Total charge-offs                        22,851           14,309            12,324           14,908            10,142
                                                      ------           ------            ------           ------            ------

     Recoveries:
         Commercial, financial and
             agricultural                              1,360            3,232             2,217            5,163             5,164
         Real estate - construction                      131               71               272              621             1,398
         Real estate - mortgage                        1,629            2,459             1,403            2,393             2,077
         Consumer                                      7,136            4,631             4,466            4,098             4,679
                                                       -----            -----             -----            -----             -----

             Total recoveries                         10,256           10,393             8,358           12,275            13,318
                                                      ------           ------             -----           ------            ------

     Net charge-offs (recoveries)                     12,595            3,916             3,966            2,633            (3,176)
     Provision for loan losses                         7,500            5,340             2,160           (4,750)          (16,000)
     Additions due to acquisitions                     7,541            2,062             4,652            1,224                 -
                                                       -----            -----             -----            -----                 -

Allowance for loan losses -
     ending balance                               $   64,651      $    62,205       $    58,719      $    55,873       $    62,032
                                                  ==========      ===========       ===========      ===========       ===========

Total loans outstanding:
     End of year                                 $ 4,431,683      $ 3,979,877       $ 3,579,302      $ 2,859,398       $ 2,418,585
     Average                                       4,291,612      $ 3,774,490       $ 3,273,408      $ 2,581,724       $ 2,293,416
                                                   =========      ===========       ===========      ===========       ===========
Ratios:

Allowance for loan losses
     to end of year total loans                          1.46%            1.56%             1.64%            1.95%           2.56%
Allowance for loan losses
     to net charge-offs                                  513            1,588             1,480            2,122                NM
Allowance for loan losses
     to nonperforming loans                              305              364               262              219               204
Net charge-offs (recoveries) to
     average total loans                                  .29              .10               .12              .10             (.14)
Recoveries to prior year charge-offs                    71.68            84.33             56.06           121.03            39.28

NM - Not Meaningful



Provision and Allowance for Loan Losses
         In conjunction with the credit process, the allowance for loan losses (allowance) is maintained at a level that is considered sufficient to absorb potential losses in the loan portfolio. The allowance is adjusted by the provision for loan losses (provision) and is increased by recoveries of previously charged-off loans and decreased by loan charge-offs. The provision is the adjustment to expense necessary to maintain the allowance at an adequate level. Various factors are taken into consideration in determining the amount of the provision and the adequacy of the allowance. These factors include: 1) management's analysis of current and future economic conditions and their anticipated impact on specific borrowers; 2) the current level of classified and criticized assets and the

TABLE 17- ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

The following table presents, for analysis purposes only, the allocation of the allowance by loan categories with respect to individual credits, historical losses, foreseeable economic conditions and other factors pertaining to specific industries.


                                                                                    December 31,

Loan Loss Allocation                                 1997              1996             1995              1994              1993
--------------------                                 ----              ----             ----              ----              ----

Commercial, financial and agricultural              $ 16,672         $ 18,124          $ 13,824         $ 13,851          $ 15,683
Real estate - construction                             1,642            2,050             2,146            1,475             2,330
Real estate - mortgage                                13,105           12,090            12,741           10,372             9,285
Consumer                                              11,800           15,265            13,928           10,940            10,087
Unallocated                                           21,432           14,676            16,080           19,235            24,647
                                                      ------           ------            ------           ------            ------

                                                    $ 64,651         $ 62,205          $ 58,719         $ 55,873          $ 62,032
                                                    ========         ========          ========         ========          ========


Percentage of Loans Outstanding
Commercial, financial and agricultural               28.5%             27.8%            28.2%             32.4%             29.5%
Real estate - construction                            4.7               4.3              3.5               3.2               2.9
Real estate - mortgage                               45.1              45.2             45.1              40.3              43.5
Consumer                                             21.7              22.7             23.2              24.1              24.1
                                                     ----              ----             ----              ----              ----

                                                    100.0%            100.0%           100.0%            100.0%            100.0%
                                                    ======            ======           ======            ======            ======


associated risk factors with each; 3) past due and nonperforming assets; 4) the current level of the allowance in relation to total loans and to historical and current loss levels; and 5) growth and composition of the loan portfolio.
         As a result of management's assessment of the adequacy of the allowance and loan growth in 1997, a $7.5 million provision was recorded compared to provisions of $5.3 million and $2.2 million in 1996 and 1995, respectively. Additions to the allowance of $7.5 million, $2.1 million, and $4.7 million resulted from acquisitions in 1997, 1996 and 1995, respectively.
         Net charge-offs remain low at .29% of average loans in 1997 compared to .10% and .12% of average loans in 1996 and 1995, respectively. Net charge-offs were $12.6 million for 1997 compared to $4.0 million for both 1996 and 1995. Net charge-offs for 1997 included a charge of $6.7 million relating to a single credit. The remaining increase in net charge-offs from 1996 and 1995 occurs in the consumer loan portfolio.
         The allowance at December 31, 1997 was $64.7 million, or 1.46% of total loans compared to $62.2 million, or 1.56% of total loans at December 31, 1996 and $58.7 million, or 1.64% of total loans at December 31, 1995. While future losses are difficult to predict, management believes that the current level of the allowance is adequate to cover possible losses in the loan portfolio based on the Company's allowance methodology.

Nonperforming Assets
         Nonperforming assets consist of loans on which interest is no longer accrued (nonaccrual), certain restructured loans where the interest rate or other terms have been materially changed due to the financial condition of the borrowers (restructured), and other real estate. A loan is placed on nonaccrual when management believes there is reasonable uncertainty about the full collection of both principal and interest, or when the loan is contractually past due ninety days or more, not well secured and not in process of collection. The policy regarding nonperforming loans is to take appropriate, timely and aggressive action when necessary to reach a timely resolution.
         Nonperforming assets increased $4.0 million to $26.2 million at year-end 1997 compared to year-end 1996. The increase is primarily attributable to acquisitions. The December 31, 1997 total is comprised of $21.2 million of nonaccrual loans and $5.0 million of other real estate. The Company had restructured loans of $694 thousand at December 31, 1996 and none at December 31,
1997 and  1995.
         An additional $561 thousand of outstanding loans were not considered nonperforming at December 31, 1997, but the borrowers, in management's assessment, are experiencing financial difficulties severe enough that serious doubt exists as to the borrowers' continued ability to comply with the present terms of these loans.

TABLE 18 - NONPERFORMING ASSETS
(Dollars In Thousands)

The amounts of the Company's nonperforming assets at the indicated dates are shown in the following table.

                                                                                         December 31,

                                                              1997            1996           1995           1994            1993
                                                              ----            ----           ----           ----            ----

Nonaccrual loans                                             $ 21,204       $ 16,385       $ 22,452        $ 25,556       $ 30,425
Restructured loans                                                  -            694              -               -             54
                                                             --------       --------       --------        --------       --------
Nonperforming loans                                            21,204         17,079         22,452          25,556         30,479
Other real estate                                               4,955          5,044          6,485           6,689         13,256
                                                                -----          -----          -----           -----         ------
Nonperforming assets                                         $ 26,159       $ 22,123       $ 28,937        $ 32,245       $ 43,735
                                                             ========       ========       ========        ========       ========

Accruing loans past due 90 days or more                      $ 13,723      $   9,711       $  4,767        $  3,055       $  2,935
                                                             ========      =========       ========        ========       ========


Ratios:
Nonperforming assets to loans plus other real estate            .59%            .56%           .81%          1.12%           1.80%
Nonperforming assets to total assets                            .38             .35            .48            .63             .89

Interest income of approximately $1.8 million on nonaccrual loans would have been recorded in 1997 if such loans had been in compliance with their original terms. Interest income actually recorded on such loans in 1997 was $1.1 million.




CAPITAL AND DIVIDENDS
         Dividends paid are substantially provided by dividends from the Bank. The approval of the Comptroller of the Currency (OCC) is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. In 1998, the Bank has available for payment of dividends to the Company, without approval of the Comptroller of the Currency, $13.9 million plus its net profits for 1998.
         The two sources of capital are internally generated capital and the capital markets. Primary reliance historically has been on internally generated capital. Net income for 1997, 1996 and 1995 added $92.3 million, $83.6 million and $72.6 million, respectively, to capital. Capital was further increased by $2.9 million, $5.8 million and $1.6 million in 1997, 1996 and 1995, respectively, with the issuance of common stock as a result of the exercise of executive stock options. Capital was decreased by dividends of $33.6 million, $28.0 million and $23.1 million declared in 1997, 1996, and 1995, respectively. Capital was also decreased by $8.4 million and $1.7 million, respectively, as a result of the Company's acquisitions, net of repurchases of its common stock during 1997 and 1996. As a result of the implementation of a repurchase program related to certain acquisitions accounted for using the purchase accounting method, the Company purchased 2.9 million shares, 1.6 million shares, and 2.6 million shares of its common stock during 1997, 1996 and 1995, respectively. These shares were purchased for the purpose of offsetting the 7.9 million shares issued in the acquisitions of LBO Bancorp, Inc., First Merchants Financial Corporation, Bank of Gonzales Holding Company, Tuscaloosa Bancshares, Inc., Jefferson Guaranty Bancorp, Inc., NBC Financial Corporation and the Deposit Guaranty National Bank minority interests over the past three years.
         Capital includes the unrealized gains on securities available for sale, net of deferred income taxes, which were $2.3 million at December 31, 1997 compared to $1.6 million and $19.1 million at December 31, 1996 and 1995, respectively. Average stockholders' equity to average assets for 1997 was 9.10% compared to 9.15% in 1996 and 8.94% in 1995.
         Under the risk-based capital guidelines, the minimum ratio of total capital to risk-weighted assets, (total capital), is 8%. At least half of the total capital is to be comprised of tier I capital. Under these guidelines, the Company's tier I capital and total capital ratios were 9.87% and 11.12%, respectively, at December 31, 1997 compared to 11.42% and 12.67%, respectively, at December 31, 1996 and 11.05% and 12.30%, respectively, at December 31, 1995.
         The Office of the Comptroller of the Currency (OCC) also has established risk-based capital guidelines for national banks. The Company's strategy related to risk-based capital is to maintain capital levels which will be sufficient to qualify its banking subsidiaries as "well capitalized". Maintaining capital ratios at the "well capitalized" level avoids certain restrictions which, for example, could impact the Deposit Guaranty's FDIC assessments, trust services and asset/liability management.
         At December 31, 1997, the tier I and total capital ratios for the Bank were well above the minimum 6% and 10% levels required to be categorized as a "well capitalized" insured depository institution.
         The Federal Reserve Board and the OCC have established minimum leverage ratios for bank holding companies and national banks, respectively, requiring such banking organizations to maintain tier 1 capital of at least 4% of the quarterly average assets (net of the allowance for loan losses) less goodwill and other nonqualifying intangible assets. FDICIA also established a minimum leverage ratio requirement of 5% for "well capitalized" institutions. The leverage ratios for December 31, 1997, 1996 and 1995 were 7.47%, 8.23% and 7.87%, respectively. The Company's banking subsidiaries have maintained a leverage ratio well above the minimum required by the bank's regulators.
         Capital adequacy is continuously monitored to ensure that appropriate levels of capital are maintained to meet both current operating needs and anticipated future requirements. The capital guidelines play a crucial role in a banking organization's plans for business, asset allocations, acquisitions, and expansion.

OTHER OPERATING INCOME
         Growth in noninterest related sources of income is one of the Company's key long-term strategies. This strategy is to develop innovative new sources of noninterest related income and to reprice existing services and products to maximize their profitability. Other operating income includes fees for trust services, deposit service charges, mortgage loan servicing fees, income from broker/dealer services and many other corporate and retail products.
         During 1997, other operating income was $133.6 million compared to $117.2 million in 1996, an increase of $16.4 million. Other operating income for 1996 included gains from the disposition of assets covered by lease financing transactions of $2.7 million. Excluding this unusual item, other operating income increased $19.1 million, or 16%, from 1996 to 1997. Approximately 31% of the 1997 increase in other operating income was due to acquisitions. Securities gains account for an additional 7% of the increase which mostly resulted from securities called under the Company's covered call option writing program. The remaining increase was due to a 6% increase in core fee revenue sources.
         Service charges on deposit accounts historically represented one of the primary sources of other operating income. Revenues in this area increased $6.6 million, or 18%, to $42.1 million in 1997 compared to 1996. Approximately $4.8 million of this increase was a result of acquisitions. The remaining increase was primarily the result of continuing growth in business volumes of demand deposit accounts. Fees for trust services increased 16%, to $19.1 million in 1997 from $16.4 million in 1996. This increase was the result of new trust business and an increase in the value of assets under trust management as acquisitions accounted for less than 2% of the increase.
         Other service charges, commissions and fees increased $6.6 million, or 12%, from $56.6 million in 1996 to $63.3 million in 1997. Approximately $3.0 million of this increase was a result of fee income generated by the acquired companies. The remainder of the increase resulted from increased income from broker/dealer services, mortgage loan servicing and customer utilization of other retail services.
         Other income decreased $1.5 million to $7.0 million in 1997 as compared to 1996 due to a gain of $2.7 million from the disposition of assets related to lease financing transactions recorded in 1996. Excluding the unusual gain recorded in 1997, other income increased $1.2 million or 21% due to an increase in premiums received from the sale of student loans in the normal course of business as such loans enter repayment status.
         During 1996, other operating income was $117.2 million compared to $92.0 million in 1995, an increase of $25.2 million. Excluding the $2.7 million in gains from the disposition of assets covered by lease financing transactions and the additional $6.3 million resulting from the adoption of a new accounting pronouncement, other operating income increased $16.2 million, or 18%, from 1995 to 1996. Approximately $7.1 million of this increase was due to acquisitions. The remaining increase was due to a 14% increase in core fee revenue sources including deposit service charges, trust fees and due to $1.8 million in premiums received on expired written call option contracts.

OTHER OPERATING EXPENSE
         Enhancing operational efficiency without sacrificing service quality continues to be a priority. A key measure used in the banking industry to assess the level of noninterest expense is the efficiency ratio, which is defined as noninterest expense divided by the sum of tax-equivalent net interest income plus noninterest income. The Company excludes the effects of acquisition-related intangible amortization from the efficiency ratio calculation as such charges, which require no further cash outlay, have no effect on operational efficiency. The efficiency ratio measures the level of expense required to generate one dollar of revenue. Improvement in the efficiency ratio is measured by a reduction in the percentage reported. The efficiency ratios for 1997, 1996, and 1995 were 60.92%, 61.50% and 62.83%, respectively. In an effort to control expenses, a formal plan was adopted in 1996 to consolidate the Company's four independently chartered bank subsidiaries under one charter. The benefits of consolidation include streamlining management and consolidation of back-office operations. As 1997 was a year of transition, the effects of such consolidation efforts will have a more pronounced effect on enhancing efficiency in future periods.
         Other operating expense increased $33.8 million, or 14%, to $271.0 million in 1997 compared to 1996. Approximately $24.1 million, or 71%, of the increase can be attributed to acquisitions. Excluding acquisitions and nonrecurring charges in both years, expenses grew at a 4% rate in 1997 from 1996.
         Salaries and employee benefits, which account for 52% of other operating expense, increased $10.1 million in 1997 compared to 1996. Salaries and employee benefits for 1996 include a charge of $2.2 million for personnel severance costs related to the consolidation plan. Excluding the effects of acquisitions and the severance accrual, salaries and employee benefits increased only $1.4 million, or 1% in 1997.
         Combined net  occupancy and equipment  expense  increased  $5.9 million over 1996, of which approximately $5.6 million was due to an increase in depreciation, rentals and maintenance for branch banking facilities acquired through acquisitions. The remaining increase was less than 1% of 1996 occupancy and equipment expenses.
         Service fees increased $1.2 million in 1997 compared to 1996 largely as a result of acquisitions which account for approximately $1.0 million of the increase. Service fees remained high in 1997 and 1996 as compared to prior years due to professional and consulting fees incurred in an ongoing effort to enhance products and their delivery to the customer, and to provide efficiencies within the organization. This investment is expected to be returned through increased operational efficiencies and enhanced revenue in future periods. The increase of $1.8 million, or 17%, in communication expense is mostly due to the Company's geographic expansion through acquisitions. In 1997, acquisitions added $1.1 million to this expense category. Advertising and public relations expense increased $1.4 million, or 14%, due to the Company's broader market coverage resulting from expansion in new markets.
         Intangible amortization increased $4.7 million, or 67%, to $11.5 million in 1997 compared to 1996. This increase was due to amortization of goodwill and core deposit premiums from acquisitions that were consummated in 1997 and 1996. Other expense increased $8.2 million, to $38.7 million in 1997 compared to $30.5 million in 1996. Factors contributing to the increase in other expense include a $2.4 million increase in mortgage servicing rights amortization, a $1.4 million increase in Louisiana bank shares taxes, mostly caused by acquisitions, $1.2 million in additional software expenses and an increase in other losses, mostly check forgeries and robberies, of approximately $1.2 million.
         In 1996, other operating expense increased $25.8 million, or 12%, to $237.2 million compared to 1995. Other operating expense for 1995 included the accrual of $3.5 million for the estimated cost of a proposed settlement of a class action suit concerning collateral protection insurance which was settled in 1996 without additional expense. Excluding acquisitions and nonrecurring charges in both years, expenses grew at a 3% rate in 1996 verses 1995. Salaries and employee benefits, which increased $18.1 million in 1996 compared to 1995, included a charge of $2.2 million for severance costs related to the consolidation plan. Net occupancy and equipment expense and service fees increased largely as a result of acquisitions. The FDIC assessment decreased $4.8 million from 1995 to 1996. This decrease was the result of the FDIC reducing the premium rate on insured deposits.

INCOME TAXES
         Income tax expense was $47.4 million in 1997, compared to $40.6 million in 1996 and $35.0 million in 1995. The increase in tax expense between 1997 and 1996 was primarily the result of increased pretax earnings. The effective tax rate was 34% for 1997 and 33% for 1996 and 1995. These effective tax rates are lower than the statutory income tax rate primarily due to tax exempt interest income received on certain loans and debt securities.

OUTLOOK
         The Company's ability to sustain continued growth is largely dependent upon the economies of the tri-state area of Mississippi, Louisiana and Arkansas with Mississippi having the most significant influence with 71% of the Company's total loans and Louisiana coming in second with 25% of the Company's loans. During this decade, both Mississippi and Louisiana have seen rapid growth, most of which has been led by expansion in the gaming industry in both states. During this period, Mississippi's rate of growth had surpassed that of the southeast region and the nation. Louisiana's economy also continued to grow at a healthy pace after recovering from a recession during the 1980's. As a direct result of the favorable economic conditions in the markets served, the Company prospered with several years of steady, quality loan growth.
         During 1997, favorable economic conditions continued in Mississippi although the rate of growth showed signs of slowing as measured by sales tax and corporate income tax collections. The slow down in growth is attributable to the maturing of the gaming industry in Mississippi and the resulting decrease in construction activity. The slow down in the Mississippi economy led to flat to moderate loan demand throughout 1997 which is expected to continue in the near future.
         Louisiana, a state whose growth is closely linked to energy and manufacturing, experienced moderate growth throughout 1997. Continuing growth is expected over the next two years as a result of anticipated increases in extraction jobs in the energy industry. Although the expected increase in offshore drilling activity should have little direct effect on the Company, the related growth in Louisiana's feeder industries such as retail services and transportation should support continued, moderate growth in both loans and deposits. Although the recent decline in oil prices may temper this growth, the Company's outlook remains positive as improved extraction technology is expected to overcome the effects of the price decline.
         The Company's net interest margin has remained strong for the past three years with a 13 basis point increase in 1997 over 1996. Favorable deposit pricing has been the key factor in maintaining the net interest margin at its current level as well as an improving earning asset mix. In 1998, loan volumes are expected to continue to grow at a faster rate than deposits which is expected to maintain the net interest margin close to its current level.
         Loan quality indicators, although well within management's acceptable ranges, have shown some deterioration from 1996. Although most of the current year increase in the ratio of net charge-offs to average total loans is the result of a single charge-off, there has been a slight rising trend of consumer charge-offs and delinquencies that is expected to continue into 1998. Despite an expected increase in delinquencies, loan quality indicators are expected to remain well within an acceptable range.
         The Company made great strides in increasing fee income in 1997 which is expected to continue through 1998. The Company continues to explore nontraditional ways to provide services to an expanding customer base as well as ways to enhance the wide range of existing banking services offered. Continued deregulation of the banking industry will open doors to new and innovative ways to serve the Company's customer base. Expense control continues to be an area of intense focus as the Company seeks ways to increase profitability and shareholder value. Steps taken to consolidate the back office and the Company's move to a one-charter organization are expected to reap dividends in 1998 by improving operational efficiency with the changes remaining transparent to the customer. Expenses are expected to remain flat with moderate increases in revenue.
         On December 8, 1997, the Company announced an agreement to be acquired by First American Corporation. The merger is expected to be consummated in the second quarter of 1998. Information regarding First American Corporation and its economic outlook can be found in its Annual Report on Form 10-K.

DIVIDEND AND MARKET INFORMATION
         The Company's common stock trades on the New York Stock Exchange under the symbol "DEP". Prior to December 5, 1996, the Company's common stock traded in the over-the-counter market under the NASDAQ symbol "DEPS" and was quoted on NASDAQ's National Market System. The following table sets forth the range of the high and low prices of the common stock, as reported by the New York Stock Exchange and NASDAQ, respectively, and the dividends declared per share for the periods indicated.
                                       Dividends          Prices
                                       Per Share   High       Low
                  --------------------------------------------------

                  1997
                  First Quarter      $    .20     $ 33.38    $ 29.63
                  Second Quarter          .20       31.88      30.00
                  Third Quarter           .20       33.38      31.88
                  Fourth Quarter          .23       57.31      33.75


                  1996
                  First Quarter      $   .165     $ 23.75    $ 21.50
                  Second Quarter         .175       24.13      22.00
                  Third Quarter          .175       24.50      22.00
                  Fourth Quarter         .200       31.00      24.00

This table reflects a 2 for 1 stock split which was effective December 2, 1996.

Until the expected consummation of the acquisition by First American Corporation in the second quarter of 1998, it is the present intention of the Board of Directors to continue the payment of cash dividends on the common stock on a quarterly basis, dependent on expected future normalized earnings, the financial condition of the Company, the assessment of future capital needs of the Company and such other factors as the Board of Directors may deem relevant. As a bank holding company, the Company's ability to pay dividends is to a great extent dependent upon dividend payments it receives from its subsidiaries, which dividend payments are subject to the limitations described in the notes to the consolidated financial statements. On February 20, 1998 there were 7,118 stockholders of record of the Company's common stock.

YEAR 2000
The year 2000 computer issue is caused by computer programs being written using two digits to identify the applicable year rather than four. Since most application software only contains the two digits, many systems will identify January 1, 2000 as January 1, 1900 which could result in material errors in calculation of interest accruals on loan and deposit accounting systems as well as problems with determination of loan due dates. The magnitude of the problem extends beyond the computer environment as many business machines and other office equipment also have date sensitive functions. In addition, there can be no guarantee that the systems of other companies or counterparties on which the Company relies will be remediated on a timely basis or that a failure to remediate by another party would not have a material adverse effect on the Company. The Company has been actively addressing operations concerns regarding the coming millennium change since early 1996. A committee was formed to steer the process of identifying the systems, equipment, vendors and customers that may be affected by the year 2000. The committee has also been charged with developing a plan to be in complete compliance by December 31, 1998, including adequate testing. At December 31, 1997, all affected systems and equipment had been identified and progress is well under way to bring these systems and equipment into compliance. The Company has also initiated formal communications with all of its significant vendors and counterparties to determine the extent to which the Company may be affected by their failure to adequately address their own year 2000 issues. Both external and internal costs incurred in bringing existing systems into compliance are being expensed as incurred. Where management has determined that replacement of existing systems is required, such costs are being capitalized and will be amortized over the estimated useful life of the system. Costs incurred during 1997 and 1996 were not material to the Company's consolidated financial statements. On December 8, 1997, the Company announced an agreement to be acquired by First American Corporation headquartered in Nashville, Tennessee. The merger is expected to take place in the second quarter of 1998. In connection with the merger, almost all of the Company's subsidiary reporting systems are expected to be converted to those of First American Corporation during the third quarter of 1998. Following the announcement of the merger and in anticipation of the systems conversion, efforts to bring existing systems into compliance were suspended, with the exception of those systems that are not expected to be converted. Should the merger not be consummated, upgrades of existing systems will be resumed. In this event, the costs which will be expensed over the next two years to complete the process of bringing the Company's systems and equipment into compliance with the year 2000 issue are not expected to have a material effect on the financial statements as the Company's systems are provided by and will be upgraded by third party vendors and equipment upgrades will be minimal. Although the cost to bring systems and equipment into compliance has not been and is not anticipated to have a material effect on the Company's financial statements, failure to comply could have a material adverse effect on the Company's business and financial results. Additionally, the Company's credit risk associated with its borrowers may increase as a result of their failure to adequately prepare for the millennium change. As a result, the Company anticipates that increases in problem loans and credit losses are possible in future years. At this time, it is not possible to quantify such losses related to this issue.


Item 8.  Financial Statements and Supplementary Data
The Company's consolidated financial statements are listed below. The Company's supplementary financial information is included in the table entitled "Summary Quarterly Results" located in this Form 10-K at Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                 INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                 29
Consolidated Statements of Condition - December 31, 1997 and 1996            30
Consolidated Statements of Earnings - Years Ended December 31, 1997,

         1996, and 1995                                                      31
Consolidated Statements of Changes in Stockholders' Equity - Years
         Ended December 31, 1997, 1996, and 1995                             32
Consolidated Statements of Cash Flows - Years Ended December 31, 1997,
         1996, and 1995                                                      33
Notes to Consolidated Financial Statements                                34-53

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Deposit Guaranty Corp.:

          We have audited the consolidated financial statements of Deposit Guaranty Corp. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deposit Guaranty Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



Jackson, Mississippi                          KPMG Peat Marwick LLP
February 12, 1998



                             CONSOLIDATED STATEMENTS OF CONDITION
                                     Deposit Guaranty Corp.


(In Thousands Except Share Data)                                                                      December 31,
--------------------------------                                                                      ------------
                                                                                                 1997              1996
                                                                                                 ----              ----

Assets
Cash and due from banks                                                                     $    418,137     $    385,009
Interest-bearing bank balances                                                                    11,218            1,732
Federal funds sold and securities purchased under agreements to resell                            59,590           47,640
Trading account securities                                                                         1,459            2,505
Securities available for sale                                                                  1,424,527        1,462,038
Investment securities (fair value:  1997-$181,266; 1996-$152,412)                                174,952          145,087
Loans                                                                                          4,431,683        3,979,877
    Allowance for loan losses                                                                    (64,651)         (62,205)
                                                                                         ---------------  --------------
             Net loans                                                                         4,367,032        3,917,672
                                                                                            ------------     ------------
Premises and equipment                                                                           171,190          148,327
Intangible assets                                                                                137,084           89,239
Other assets                                                                                                      174,538
          183,648
    Total assets                                                                             $ 6,939,727      $ 6,382,897
                                                                                             ===========      ===========

Liabilities
Deposits:
    Noninterest-bearing                                                                      $ 1,270,344      $ 1,160,914
    Interest-bearing                                                                           4,103,618        3,864,835
                                                                                            ------------     ------------
             Total deposits                                                                    5,373,962        5,025,749
Federal funds purchased, securities sold under agreements to repurchase
    and other short-term borrowings                                                              642,812          543,029
Long-term liabilities                                                                            186,397           99,405
Other liabilities                                                                                101,318          133,448
                                                                                           -------------    -------------
    Total liabilities                                                                          6,304,489        5,801,631
                                                                                            ------------     ------------

Stockholders' equity
Cumulative preferred stock, no par value, authorized:  25,000,000 shares of class A voting; and 25,000,000 shares of class B non-voting; issued
    and outstanding:  none                                                                             -                -
Common stock, no par value, authorized 100,000,000 shares; issued and
    outstanding:  1997 - 40,830,231 shares; 1996 - 39,185,394 shares                              22,355           21,491
Surplus                                                                                          154,748          174,995
Retained earnings                                                                                455,872          383,211
Unrealized gain on securities available for sale, net of deferred income taxes                     2,263            1,569
                                                                                         ---------------  ---------------
    Total stockholders' equity                                                                   635,238          581,266
                                                                                           -------------    -------------
    Total liabilities and stockholders' equity                                               $ 6,939,727      $ 6,382,897
                                                                                             ===========      ===========


See accompanying notes to consolidated financial statements.


                             CONSOLIDATED STATEMENTS OF EARNINGS
                                     Deposit Guaranty Corp.


(In Thousands Except Share Data)                                                             Year Ended December 31,
--------------------------------                                                             -----------------------
                                                                                        1997          1996         1995
                                                                                        ----          ----         ----
Interest income
Interest and fees on loans                                                            $ 372,016    $ 327,065    $ 287,742
Interest on investment securities:
    Taxable                                                                              13,531       10,467       87,896
    Exempt from Federal income tax                                                            6            1        8,180
Interest on securities available for sale:
    Taxable                                                                              87,186       72,576       10,095
    Exempt from Federal income tax                                                       10,048       11,383          967
Interest on trading account securities                                                      221          416          354
Interest on Federal funds sold and securities purchased under agreements to resell        2,264        9,989        6,317
Interest on bank balances                                                                   193          325        1,153
                                                                                    ------------   ---------   ----------
    Total interest income                                                               485,465      432,222      402,704
                                                                                     ----------   ----------   ----------
Interest expense
Interest on deposits                                                                    163,779      151,375      143,640
Interest on Federal funds purchased, securities sold under agreements to
    repurchase and other short-term borrowings                                           28,780       27,222       29,792
Interest on long-term liabilities                                                         8,310        4,091            -
                                                                                   ------------ ------------   ----------
    Total interest expense                                                              200,869      182,688      173,432
                                                                                     ----------   ----------   ----------
Net interest income                                                                     284,596      249,534      229,272
Provision for loan losses                                                                 7,500        5,340        2,160
                                                                                   ------------ ------------  -----------
Net interest income after provision for loan losses                                     277,096      244,194      227,112
                                                                                     ----------   ----------   ----------
Other operating income
Service charges on deposit accounts                                                      42,143       35,584       32,084
Fees for trust services                                                                  19,084       16,413       14,793
Gains on securities transactions                                                          2,086          118          919
Other service charges, commissions and fees                                              63,266       56,624       39,250
Other                                                                                     7,024        8,506        4,943
                                                                                    ----------- ------------ ------------
    Total other operating income                                                        133,603      117,245       91,989
                                                                                     ----------   ----------  -----------
Other operating expense
Salaries and employee benefits                                                          139,792      129,660      111,556
Net occupancy                                                                            19,523       16,073       13,838
Equipment                                                                                20,083       17,618       16,196
Service fees                                                                             17,428       16,237       12,735
Communication                                                                            12,430       10,607        9,100
FDIC assessment                                                                             689           94        4,906
Advertising and public relations                                                         10,851        9,484        8,668
Intangible amortization                                                                  11,580        6,917        5,734
Other                                                                                    38,671       30,518       28,719
                                                                                    -----------  -----------  -----------
    Total other operating expense                                                       271,047      237,208      211,452
                                                                                     ----------   ----------   ----------
Income before income taxes                                                              139,652      124,231      107,649
Income tax expense                                                                       47,372       40,621       35,029
                                                                                    -----------  -----------  -----------
Net income                                                                           $   92,280   $   83,610   $   72,620
                                                                                     ==========   ==========   ==========
Net income per share:
    Basic                                                                                $ 2.25       $ 2.16       $ 1.89
    Diluted                                                                                2.23         2.14         1.87

Weighted average shares outstanding:








    Basic                                                                            41,082,356   38,760,192   38,431,162
    Diluted                                                                          41,413,294   39,006,669   38,780,032


See accompanying notes to consolidated financial statements.



             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  Deposit Guaranty Corp.


                                                                                     Unrealized
                                                                                       Gain on
                                                                                     Securities
                                                Common                   Retained     Available     Treasury
(In Thousands Except Share Data)                 Stock       Surplus     Earnings     For Sale        Stock        Total
---------------------------------                -----       -------     --------     --------        -----        -----

Balance, December 31, 1994                   $   19,361    $  154,726    $ 269,508 $      1,973  $    (2,019)  $  443,549
Net income for 1995                                   -             -       72,620            -            -       72,620
Net change in unrealized gain on securities
     available for sale, net of deferred income
     tax     of $10,447                               -             -            -       17,117            -       17,117
Cash dividends declared ($ .605 per share)            -             -      (23,075)           -            -      (23,075)
Issuance of 6,114,582 shares of common stock
     in acquisitions                              3,348        64,094        8,580            -            -       76,022
Purchase of 2,645,800 shares and retirement
     of 2,785,800 shares of common stock         (1,526)      (49,253)           -            -        2,019      (48,760)
Issuance of 134,400 shares of common stock
     under executive stock option plan               74         1,027            -            -            -        1,101
Tax benefit from exercise of stock options            -           479            -            -            -          479
                                                 ------------------------------------------------------------------------
Balance, December 31, 1995                       21,257       171,073      327,633       19,090            -      539,053
Net income for 1996                                   -             -       83,610            -            -       83,610
Net change in unrealized gain on securities
     available for sale, net of deferred income
     tax     of $10,656                               -             -            -      (17,521)           -      (17,521)
Cash dividends declared ($ .715 per share)            -             -      (28,000)           -            -      (28,000)
Issuance of 1,687,888 shares of common stock
     in acquisitions                                926        36,523          (32)           -            -       37,417
Purchase and retirement of 1,629,900 shares
     of common stock                               (894)      (38,206)           -            -            -      (39,100)
Issuance of 368,120 shares of common stock
     under executive stock option plan              202         3,643            -            -            -        3,845
Tax benefit from exercise of stock options            -         1,962            -            -            -        1,962
                                                 ------------------------------------------------------------------------
Balance, December 31, 1996                       21,491       174,995      383,211        1,569            -      581,266
Net income for 1997                                   -             -       92,280            -            -       92,280
Net change in unrealized gain on securities
     available for sale, net of deferred income
     tax     of $375                                  -             -            -          694            -          694
Cash dividends declared ($ .830 per share)            -             -      (33,558)           -            -      (33,558)
Issuance of 4,410,470 shares of common stock
     in acquisitions                              2,378        68,220       13,939            -            -       84,537
Purchase and retirement of 2,900,636 shares
     of common stock                             (1,588)      (91,337)           -            -            -      (92,925)
Issuance of 135,003 shares of common stock
     under executive stock option plan               74         1,857            -            -            -        1,931
Tax benefit from exercise of stock options            -         1,013            -            -            -        1,013
                                             ----------------------------------------------------------------------------
Balance, December 31, 1997                   $   22,355    $  154,748    $ 455,872 $      2,263$           -   $  635,238
                                             ============================================================================

                                                           38

See accompanying notes to consolidated financial statements.


                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Deposit Guaranty Corp.


(In Thousands)                                                                                 Year Ended December 31,
                                                                                             1997       1996       1995
                                                                                         --------------------------------
Cash flows from operating activities
Net income                                                                               $   92,280 $   83,610 $   72,620
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                7,500      5,340      2,160
     Provision for losses on other real estate                                                  736        165        154
     Provision for depreciation and amortization                                             38,769     31,176     25,998
     Provision for deferred income taxes                                                      6,847      1,979     (3,259)
     Amortization (accretion) of premium (discount) on investment securities, net                86        563    (23,339)
     Accretion of discount on securities available for sale, net                             (2,641)    (3,477)      (666)
     Deferred loan fees and costs                                                            (2,251)    (2,677)    (2,716)
     Decrease in other liabilities                                                          (10,518)    (7,034)    (3,306)
     Increase in other assets                                                                (4,300)    (9,378)   (11,940)
     Net cash received from (paid for) loans held for resale                                 56,120    (19,796)   (49,934)
     Gains on securities available for sale transactions                                       (323)       (12)      (919)
     Gains on investment securities transactions                                             (1,763)      (106)         -
     Other, net                                                                              (1,900)     6,269     (4,621)
                                                                                         ---------------------------------
         Net cash provided by operating activities                                          178,642     86,622        232
                                                                                         ---------------------------------
Cash flows from investing activities
Net (increase) decrease in interest-bearing bank balances                                    (9,423)    (1,732)   135,298
Net (increase) decrease in Federal funds sold and securities
     purchased under agreements to resell                                                    51,896    399,129   (209,410)
Proceeds from sales of securities available for sale                                      1,551,028  1,391,991    423,530
Proceeds from maturities and principal repayments of investment securities                   65,956     46,077    816,065
Proceeds from maturities and principal repayments of securities available for sale          209,693    545,643    174,371
Purchases of investment securities                                                          (88,619)   (52,104)  (643,049)
Purchases of securities available for sale                                               (1,600,939)(2,154,049)  (492,674)
Net increase in loans                                                                      (149,658)  (284,040)  (348,698)
Proceeds from sales of other real estate                                                      3,384      4,591      3,578
Purchases of premises and equipment                                                         (25,607)   (18,263)   (18,551)
Proceeds from sales of premises and equipment                                                 1,602        742        586
Payment for purchase of common stock of acquired companies and other acquisition costs      (28,952)    (3,593)   (19,739)
Cash and due from banks of acquired companies                                                38,365      8,304     26,646
                                                                                        ----------------------------------
         Net cash provided (used) by investing activities                                    18,726   (117,304)  (152,047)
                                                                                        ----------------------------------
Cash flows from financing activities
Net increase (decrease) in deposits                                                        (217,902)   101,217    238,759
Net increase (decrease) in Federal funds purchased, securities sold
     under agreements to repurchase, and other short-term borrowings                         91,981    (66,851)    31,963
Repayment of line of credit to fund loans held for resale                                         -          -    (32,955)
Proceeds from long-term liabilities                                                          85,000     99,381          -
Proceeds from the exercise of common stock options                                            1,931      3,845      1,101
Purchases of common stock                                                                   (92,925)   (39,100)   (48,760)
Cash dividends paid                                                                         (32,325)   (26,507)   (21,355)
                                                                                        ----------------------------------
         Net cash provided (used) by financing activities                                  (164,240)     71,985   168,753
                                                                                        ----------------------------------
         Increase in cash and due from banks                                                 33,128     41,303     16,938
         Cash and due from banks at beginning of year                                       385,009    343,706    326,768
                                                                                        ----------------------------------








         Cash and due from banks at year end                                              $ 418,137  $ 385,009  $ 343,706
                                                                                        ================================

Income taxes: The Company made income tax payments of $37.2 million, $38.6 million and $35.5 million during the years ended December 31, 1997, 1996 and 1995, respectively.

Interest: The Company paid $197.6 million, $183.3 million and $168.7 million in interest on deposits and other borrowings during the years ended December 31, 1997, 1996 and 1995, respectively.


See accompanying notes to consolidated financial statements.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Deposit Guaranty Corp.



NOTE 1 - BUSINESS, BASIS OF FINANCIAL STATEMENT PRESENTATION, ACCOUNTING POLICIES AND RECENT PRONOUNCEMENTS

BUSINESS
         The Company and its subsidiaries are engaged in the general banking business and activities closely related to banking. Banking services are provided primarily to customers in Mississippi, Louisiana and Arkansas through the Company's banking subsidiary. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.
         On December 8, 1997, the Company announced an agreement to be acquired by First American Corp. headquartered in Nashville, Tennessee. The merger is expected to take place during the second quarter of 1998 in a tax free exchange of common stock and is expected to be accounted for as a pooling of interests.

BASIS OF FINANCIAL STATEMENT PRESENTATION
         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of condition and the reported amounts of revenues and expenses for the years then ended. Actual results could differ significantly from those estimates.
         Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and real estate owned, the Company obtains independent appraisals for significant properties.
         The Company believes that the allowances for loan losses and real estate owned are adequate. While the Company uses available information to recognize losses on loans and real estate owned, future adjustments to the allowances may be necessary based on changes in economic conditions.

ACCOUNTING POLICIES

CONSOLIDATION
         The consolidated financial statements of the Company include Deposit Guaranty Louisiana Corp. (DGLC) and G & W Life Insurance Co., wholly-owned subsidiaries and Deposit Guaranty National Bank (DGNB), a wholly-owned subsidiary of DGLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS
         The Company considers only cash and amounts due from banks to be cash equivalents.

TRADING ACCOUNT SECURITIES
         Trading account securities are reported at fair value. Realized and unrealized gains or losses on trading account securities are reflected in other operating income.

SECURITIES AVAILABLE FOR SALE
         Securities available for sale prior to maturity are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related deferred income taxes. Premiums are amortized and discounts are accreted using the interest method. The amortization of premiums and accretion of discounts on mortgage-backed securities is periodically adjusted to reflect the actual prepayment experience of the underlying mortgage loans. Gains or losses on the sale of these securities, computed based on the carrying value of the specific securities sold, are classified as gains on securities transactions in other operating income.

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

LOANS HELD FOR SALE
         Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

LOANS
         Loans  that  management  has the  intent  and  ability  to hold for the
foreseeable   future  or  until  maturity  or  pay-off  are  reported  at  their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs.

DERIVATIVE FINANCIAL INSTRUMENTS
         TRADING INSTRUMENTS: Derivative financial instruments held for trading are recorded at fair value. These instruments are used by the Company to generate additional other operating income. Realized and unrealized gains and losses on trading positions are recognized in other operating income during the period in which the gain or loss occurs. Interest income and expense arising from trading instruments are included in other operating income.
         RISK MANAGEMENT INSTRUMENTS: As part of its asset/liability management activities, the Company may enter into interest rate futures, forwards, swaps and option contracts. These derivative financial instruments are categorized as risk management instruments and are carried at fair value unless the instrument qualifies for hedge accounting treatment. Adjustments on risk management instruments carried at fair value are reflected in other operating income. Gains and losses realized on futures and forward contracts qualifying as hedges are deferred and amortized over the terms of the related assets or liabilities and are included as adjustments to interest income or interest expense. Settlements on interest rate swaps and option contracts are recognized over the lives of the agreements as adjustments to interest income or interest expense.
         Interest rate contracts used in connection with the securities available for sale portfolio are carried at fair value with gains and losses, net of applicable deferred income taxes, reported in stockholders' equity, consistent with the reporting of unrealized gains and losses on such securities. Premiums paid for interest rate floors qualifying for hedge accounting are deferred and classified with the assets and liabilities hedged and are amortized to interest income or expense over the life of the instrument.

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

ALLOWANCE FOR LOAN LOSSES
         The allowance for loan losses is maintained at a level considered adequate to provide for reasonably foreseeable potential losses on loans. The allowance is based on management's evaluation of the loan portfolio considering economic conditions, volume and composition of the loan portfolio, past experience and other relevant factors.
         Impaired and restructured loans are measured at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The difference between the impaired loan's carrying value and the fair value is recognized as a valuation adjustment and included in the allowance for loan losses.

OTHER REAL ESTATE OWNED
         Other real estate owned includes assets that have been acquired in satisfaction of debt. Other real estate owned is reported in other assets and is recorded at the lower of cost or estimated fair value less estimated costs to sell. Any valuation adjustments required prior to foreclosure are charged to the allowance for loan losses. Subsequent to acquisition, losses on the periodic revaluation of the property are charged to current period earnings as other operating expense. Costs of operating and maintaining the properties, net of related income and gains (losses) on their disposition, are charged to other operating expense as incurred.
         Expenditures to complete or improve properties are capitalized if the expenditures are expected to be recovered upon the ultimate sale of the property.

PREMISES AND EQUIPMENT
         Premises and equipment are stated at cost. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets. Any gain or loss resulting from disposition is included in other operating income. Expenditures for maintenance and repairs are charged to other operating expense and renewals and betterments are capitalized.
         Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use is based on the fair value of the asset. This statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material impact on the consolidated financial statements.

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

MORTGAGE SERVICING RIGHTS
         Mortgage servicing rights, which represent the right to receive future servicing income, are amortized over the period of, and in proportion to, estimated net servicing income. At least annually, the Company evaluates the carrying amount of its servicing rights for impairment by analyzing the discounted cash flows of such assets under current market conditions.

INCOME TAXES
         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the deferred tax liability or asset is expected to be settled or realized.

NET INCOME PER SHARE
         Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net income per share is based on net income available to common shareholders divided by the weighted average number of shares outstanding during each year. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The dilutive effect of securities and contracts potentially convertible to common stock is calculated using the treasury stock method. Prior periods have been restated to conform to the new presentation.

RECLASSIFICATIONS
         Certain prior period amounts have been reclassified to conform with the 1997 presentation.

RECENT PRONOUNCEMENTS
         In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS No. 125 requires that an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement provides consistent accounting for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement, as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is effective after December 31, 1997, for repurchase agreements, dollar-roll agreements, securities lending, and similar transactions. The adoption of this statement did not have a material impact on the consolidated financial statements.
         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. The statement requires that the Company classify items of other comprehensive income by their nature and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Statement of Condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a material impact on the financial statements.
         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that the Company report financial and descriptive information about its reportable segments. Financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement also requires that the Company report descriptive information about the way the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of this statement will provide additional disclosures in the financial statements for the year ended December 31, 1998.


NOTE 2 - ACQUISITIONS
         Bank mergers and acquisitions completed by the Company during the three years ended December 31, 1997, along with the related accounting treatment, are as follows (dollars in millions):

                                                                                     Common           Cash      Accounting
        Financial Institution            State          Date          Assets      Shares Issued       Paid       Treatment
        ---------------------            ------         -----         -------     -------------       ----       ---------
LBO Bancorp, Inc.                         LA         Jan. 1995         $   96         1,360,842      $   -      Purchase
Citizens National Bancshares, Inc.        LA         May 1995             193         2,765,688          -      Pooling
First Merchants Financial Corporation     AR         Aug. 1995            280         1,988,052          4      Purchase
Bank of Gonzales Holding Company          LA         Jun. 1996            126         1,267,346          -      Purchase
Tuscaloosa Bancshares, Inc.               LA         Nov. 1996             41           420,542          -      Purchase
Jefferson Guaranty Bancorp, Inc.          LA         Jan. 1997            299         1,759,688         10      Purchase
First Capital Bancorp, Inc.               LA         Mar.1997             186         1,568,467          -      Pooling
NBC Financial Corporation                 LA         July 1997             69           422,529          -      Purchase
CitiSave Financial Corporation            LA         Aug. 1997             75                 -         19      Purchase

         For those acquisitions accounted for as a purchase business combination, the results of operations have been included in the financial statements from the date of acquisition. The pro forma effect on prior earnings of such acquisitions is not significant. For acquisitions accounted for as pooling of interests, the results of operations have been included in the financial statements from the beginning of the year acquired. Prior year financial statements have not been restated as the changes would have been immaterial.

         In addition to the mergers included in the table above, the Company acquired a branch operation and two mortgage companies. On March 10, 1995, the Company purchased the Coahoma County, Mississippi, operations of a local Mississippi bank. This acquisition added assets of approximately $82 million.
         On August 8, 1995, the acquisition of First Mortgage Corp. located in Omaha, Nebraska, was completed for $15.8 million in a purchase business combination. At the acquisition date, First Mortgage Corp. had a $1.1 billion mortgage servicing portfolio and six production offices in Nebraska and Oklahoma.
         On June 29, 1996, the Company purchased for $3.6 million, McAfee Mortgage and Investment Company, located in Lubbock, Texas, in a transaction accounted for as a purchase business combination. McAfee Mortgage and Investment Company has 15 offices located throughout Texas and originated approximately $240 million in mortgage loans in 1995.
         On June 1, 1997, Deposit Guaranty issued 659,786 shares of its common stock in exchange for the 2% interest in Deposit Guaranty National Bank owned by minority shareholders. With this acquisition, the Company became the sole shareholder of Deposit Guaranty National Bank.
         On September 24, 1997, Deposit Guaranty entered into a definitive agreement to acquire Victory Bancshares, Inc. located in Memphis, Tennessee. The acquisition of Victory Bank, with approximately $115 million in assets, is expected to be consummated during the first quarter of 1998. The number of shares of Deposit Guaranty common stock to be exchanged for all of the outstanding shares of Victory Bancshares will be between 745,650 and 808,435 based on the exchange ratio which will be calculated based on the average market price of Deposit Guaranty common stock on the twenty consecutive trading days prior to the effective date. The acquisition of Victory Bancshares is expected to be accounted for as a pooling of interests.


NOTE 3 - NET INCOME PER SHARE
         Net income and weighted average shares used to calculate basic net income per share and diluted net income per share are presented below (in thousands except per share data):

                                        Net            Number
1997                                  Income          of Shares     Per Share
-----------------------------------------------------------------------------
Basic net income per share           $ 92,280            41,082       $2.25
Effect of dilutive securities:
     Forward purchase commitment            -                18        -
     Stock options                          -               313        -
---------------------------------------------------------------------------
Diluted net income per share         $ 92,280            41,413       $2.23
                                     ========            ======       =====

1996
Basic net income per share            $83,610            38,760       $2.16
Effect of dilutive securities:
     Stock options                          -               246        -
---------------------------------------------------------------------------
Diluted net income per share          $83,610            39,006       $2.14
                                      =======            ======       =====

1995
Basic net income per share            $72,620            38,431       $1.89
Effect of dilutive securities:
     Stock options                          -               349        -
---------------------------------------------------------------------------
Diluted net income per share          $72,620            38,780       $1.87
                                      =======            ======       =====


NOTE 4 - SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
         On November 27, 1995, the Company transferred investment securities with a carrying amount of $1.1 billion and a fair value of $1.2 billion to securities available for sale, as allowed by the FASB's Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."



         The amortized cost and estimated fair value of securities available for sale, and investment securities follow (in thousands):

                                                                                    December 31,
                                                                                Gross            Gross           Estimated
                                                            Amortized        Unrealized       Unrealized           Fair
Securities available for sale                                 Cost              Gains           Losses             Value
-----------------------------                              ---------------------------------------------------------------
1997
U.S. Treasury and other U.S. Government agencies           $  555,614          $ 1,170          $ (1,785)     $   554,999
Obligations of states and political subdivisions              179,021            3,877              (190)         182,708
Mortgage-backed securities                                    686,283            1,675            (1,138)         686,820
                                                              -------            -----            -------         -------
                                                           $1,420,918          $ 6,722          $ (3,113)     $ 1,424,527
                                                           ==========          =======          =========     ===========

1996
U.S. Treasury and other U.S. Government agencies          $   715,808        $   2,994        $   (7,287)    $    711,515
Obligations of states and political subdivisions              175,977            6,092            (1,236)         180,833
Mortgage-backed securities                                    567,235            3,008            (1,982)         568,261
Other securities                                                1,424                5                 -            1,429
                                                          ---------------------------------------------------------------
                                                          $ 1,460,444         $ 12,099         $ (10,505)     $ 1,462,038
                                                          ===========         ========         ==========     ===========


                                                                                    December 31,
                                                                                Gross            Gross           Estimated
                                                            Amortized        Unrealized       Unrealized           Fair
Investment securities                                         Cost              Gains           Losses             Value
---------------------                                      ---------------------------------------------------------------
1997
U.S. Treasury and other U.S. Government agencies           $    9,369      $         -             $ (59)     $     9,310
Obligations of states and political subdivisions                   55                -                 -               55
Mortgage-backed securities                                     18,375            1,467                 -           19,842
Other securities                                              147,153            4,907                (1)         152,059
                                                              -------            -----                ---         -------
                                                            $ 174,952          $ 6,374             $ (60)       $ 181,266
                                                            =========          =======             ======       =========

1996
U.S. Treasury and other U.S. Government agencies          $     9,379       $        -            $ (110)     $     9,269
Obligations of states and political subdivisions                  105                -                 -              105
Mortgage-backed securities                                     60,581            5,047                 -           65,628
Other securities                                               75,022            2,423               (35)          77,410
                                                               ------            -----               ----          ------
                                                            $ 145,087          $ 7,470            $ (145)       $ 152,412
                                                            =========          =======            =======       =========

         The amortized cost and estimated fair value of securities available for sale and investment securities at December 31, 1997, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 Estimated
                                               Amortized           Fair
Securities available for sale                    Cost              Value
-----------------------------                    ----              -----
Due in one year or less                    $      24,221    $      24,272
Due after one year through five years            285,773          287,343
Due after five years through ten years           273,491          274,714
Due after ten years                              151,150          151,378
                                                 -------          -------
                                                 734,635          737,707
Mortgage-backed securities                       686,283          686,820
                                                 -------          -------

                                            $ 1,420,918      $ 1,424,527
                                            ===========      ===========

                                                               Estimated
                                             Amortized           Fair
Investment securities                          Cost              Value
----------------------                         ----              -----
Due in one year or less                     $    6,266      $     6,290
Due after one year through five years           20,962           20,955
Due after five years through ten years         116,450          121,280
Due after ten years                             12,899           12,899
                                                ------           ------
                                               156,577          161,424
Mortgage-backed securities                      18,375           19,842
                                                ------           ------
                                             $ 174,952        $ 181,266
                                             =========        =========

         Gross gains of $8.3 million, $10.8 million and $1.2 million and gross losses of $7.9 million, $10.8 million and $338 thousand were realized on sales of securities available for sale in 1997, 1996, and 1995, respectively. Included in gross gains for 1997, 1996 and 1995 were $1.7 million, $107 thousand and $829 thousand, respectively related to premiums received for exercised written option contracts on securities available for sale.
         Securities available for sale and investment securities with a carrying amount of $1,194.0 million (fair value $1,196.8 million) at December 31, 1997 were pledged to secure public and trust deposits, for repurchase agreements, and for other purposes.


NOTE 5 - LOANS
         The Company makes commercial, financial, agribusiness, real estate and consumer loans to customers. Although the Company has a diversified loan portfolio, a substantial portion of its loan portfolio is concentrated in the states of Mississippi, Louisiana and Arkansas. Loans held for sale at December 31, 1997 and 1996 were $241.1 million and $295.1 million, respectively. The valuation allowance on such loans at December 31, 1997 and 1996 was not significant. The Company services mortgage loans, and at December 31, 1997, 1996 and 1995, the loan servicing portfolio approximated $3.8 billion, $3.8 billion and $3.5 billion, respectively. The composition of the loan portfolio follows (in thousands):


                                                    December 31,
                                               1997              1996
                                           ----------------------------
Commercial, financial and agricultural     $ 1,261,556      $ 1,104,648
Real estate - construction                     207,322          170,711
Real estate - mortgage                       2,001,094        1,800,031
Consumer                                       961,711          904,487
                                           -----------      -----------
Total loans                                $ 4,431,683      $ 3,979,877
                                           ===========      ===========

         In the ordinary course of business, the Company makes loans to its directors and principal officers of its subsidiaries, as well as other related parties. In the opinion of management, such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. A summary of changes in such loans during 1997 follows (in thousands):


Balance at January 1                            $   45,402

Additions                                          157,856

Reductions (including participations sold)        (159,169)
                                                ----------
Balance at December 31                          $   44,089
                                                ==========

         Transactions in the allowance for loan losses follow (in thousands):

                                              1997       1996         1995
                                              ----       ----         ----
Balance at January 1                        $ 62,205    $ 58,719    $ 55,873
Additions due to acquisitions                  7,541       2,062       4,652
Loans charged-off                            (22,851)    (14,309)    (12,324)
Recoveries on loans previously charged-off    10,256      10,393       8,358
                                              ------      ------       -----
Net charge-offs                              (12,595)     (3,916)     (3,966)
Provision for loan losses                      7,500       5,340       2,160
                                               -----       -----       -----
Balance at December 31                      $ 64,651    $ 62,205    $ 58,719
                                            ========    ========    ========

         The Company's total recorded investment in impaired loans as of December 31, 1997 and 1996 was $16.6 million and $11.7 million, respectively. Included in the balance of impaired loans at December 31, 1997 and 1996 is $6.4 million and $4.0 million which have related allowances of $2.8 million and $782 thousand, respectively for estimated credit losses determined in accordance with the provisions of SFAS No. 114. The remaining $10.2 million and $7.7 million of the balance of impaired loans at December 31, 1997 and 1996, respectively do not require an allowance under the provisions of SFAS No. 114 since the estimated discounted future cash flows or the collateral value was considered sufficient to cover any future deficiencies in loan payments. However, a general allowance for loan losses is available to absorb losses on these loans. The average recorded investment in impaired loans for the years ended December 31, 1997 and 1996 was $16.3 million and $14.5 million, respectively. All impaired loans are on nonaccrual status and are subject to the nonaccrual method for interest income recognition. There was no interest income recognized in 1997, 1996 and 1995 on loans identified as impaired.
         Loans on a nonaccrual status amounted to approximately $21.2 million at December 31, 1997 and $16.4 million at December 31, 1996. The effect on interest income of nonaccrual loans was not material in 1997, 1996 or 1995. Restructured loans were not significant in 1997 and 1996.
         Other real estate owned was $5.0 million at December 31, 1997 and December 31, 1996. Transactions in the allowance for losses on other real estate follow (in thousands):

                                     1997             1996              1995
                                     ----             ----              ----
Balance at January 1                $ 1,236           $ 1,730          $ 2,024
Additions due to acquisitions           209               197                -
Provision charged to expense            736               165              154
Losses charged to the allowance        (608)             (856)            (448)
                                      -----             -----            ----
Balance at December 31              $ 1,573           $ 1,236          $ 1,730
                                    =======           =======          =======


NOTE 6 - PREMISES AND EQUIPMENT
         A summary of premises and equipment follows (in thousands):

                                                             December 31,
                                                         1997         1996
                                                      -----------------------
Land                                                  $   34,030   $  27,485
Buildings and leasehold improvements                     196,831     177,087
Furniture and equipment                                  122,911     107,465
                                                         -------     -------
                                                         353,772     312,037
Less:  Accumulated depreciation and amortization        (182,582)   (163,710)
                                                       ---------   --------
Premises and equipment, net                            $ 171,190   $ 148,327
                                                       =========   =========


NOTE 7 - DEPOSITS
      The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was $481.9 million and $395.6 million at December 31, 1997 and 1996, respectively.

NOTE 8 - SHORT-TERM BORROWINGS
      Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short term borrowings consist of term federal funds purchased and treasury tax and loan deposits and generally are repaid within one to 120 days from the transaction date.
      Information concerning securities sold under agreements to repurchase is summarized as follows (dollars in thousands):

                                               1997              1996
                                               ----              ----
Average balance during the year              $ 311,623        $ 280,876
Maximum month-end balance during the year      394,029          346,215
Balance at December 31                         394,029          271,435
Average interest rate during the year           4.74%             4.65%

   Securities underlying the repurchase agreements remain under the Company's control.


NOTE 9 - LONG-TERM LIABILITIES
     In April 1996, the Company issued $100 million in 7.25% Senior Notes due in 2006. These notes are not callable prior to maturity and no sinking fund is required. Interest on the notes is paid semi-annually. During 1997, the Company received $85 million in advances from the Federal Home Loan Bank. The advances, which accrue interest at a variable rate of interest with an average rate of 5.73% at December 31, 1997, mature in 2004. The advances are collateralized by Federal Home Loan Bank stock and first mortgage real estate loans. Interest on the advances is paid monthly. The table below shows the components of long-term liabilities included in the Company's statements of condition (in thousands):

                                             December 31, 1997                  December 31, 1996
                                             -----------------                  -----------------
                                           Par            Carrying            Par            Carrying
                                          Value            Amount            Value            Amount

Senior notes                            $ 100,000        $ 101,397         $ 100,000       $   99,405
Federal Home Loan Bank advances            85,000           85,000                 -                -
                                           ------           ------         ---------       ----------
     Total                              $ 185,000        $ 186,397         $ 100,000       $   99,405
                                        =========        =========         =========       ==========

     The Company maintains a $50 million line of credit at a commercial bank. The line of credit, which is for general corporate purposes, bears interest at an adjustable rate based on LIBOR and expires in May 1998. There is no commitment fee or compensating balance arrangement relating to this line of credit and there was no balance outstanding at December 31, 1997 or 1996.


NOTE 10 - LEASES
         Operating leases (primarily for branch bank space) expire at various dates. Most of these leases may be renewed beyond their present expiration dates. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1997, follow (in thousands):

1998                                   $   3,146
1999                                       2,500
2000                                       2,156
2001                                         843
2002                                         796
Thereafter                                 3,650
                                           -----
Total minimum lease payments            $ 13,091
                                        ========

          At December 31, 1997, the Company leases office space to others with expirations at various dates through 2005. These leases have an average term of approximately three years and require total minimum rentals of approximately $19.1 million. Most of these leases may be renewed beyond their present expiration dates.
         Rental expense of $10.5 million, $7.1 million, and $5.8 million in 1997, 1996 and 1995 respectively, included amounts for short-term cancelable leases and minimum rentals under operating leases.
NOTE 11 - INCOME TAXES

         Total income tax expense was allocated as follows (in thousands):

                                                                                1997             1996              1995
                                                                                ----             ----              ----
Income before income taxes                                                    $ 47,372          $ 40,621         $ 35,029
Other noncurrent intangible assets, for recognition of acquired tax
      benefits that previously were included in the valuation allowance              -                 -           (2,949)
Other noncurrent intangible assets, for recognition of acquired tax
      benefits relating to a prior purchase business combination                     -                 -             (181)
Stockholders' equity, for compensation expense for tax purposes in
      excess of amount recognized for financial reporting purposes              (1,013)           (1,962)            (479)
Stockholders' equity, for gains on securities available for sale for
      financial reporting purposes                                                 375           (10,656)          10,447
                                                                              --------         ---------         ------
                                                                              $ 46,734         $  28,003         $ 41,867
                                                                              ========         =========         ========

         The current and deferred components of income tax expense follow (in thousands):

                       1997             1996              1995
                       ----             ----              ----
Current
      Federal        $ 38,250          $ 36,900         $ 36,020
      State             1,600             1,742            2,268
Deferred
      Federal           6,903             1,835           (2,673)
      State               619               144             (586)
                          ---               ---             ----
                     $ 47,372          $ 40,621         $ 35,029
                     ========          ========         ========

         The differences between the income tax expense shown on the consolidated statements of earnings and the amounts computed by applying the Federal income tax rate of 35% to income before income taxes follow (in thousands):

                                               1997       1996         1995
                                               ----       ----         ----
Amount computed at statutory tax rates       $ 48,878    $ 43,481    $ 37,677
Increases (decreases):
     Cash surrender value of life insurance    (1,680)     (1,461)     (1,834)
     Tax exempt interest income                (4,189)     (4,840)     (3,951)
     Amortization of intangible assets          2,508       1,406         926
     State income taxes, net                    1,443       1,226       1,093
     Other, net                                   412         809       1,118
                                                  ---         ---       -----
                                             $ 47,372    $ 40,621    $ 35,029
                                             ========    ========    ========

         The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset follow (in thousands):

                                                     December 31,
                                                1997              1996
                                               --------------------------
Deferred tax assets
Allowance for loan losses                      $ 24,909         $ 23,815
Other real estate owned                             947              700

Deferred compensation                             12,396           11,503
Investment tax credit carryforwards                1,548            2,398
Other                                              7,297            5,718
                                                   -----            -----
      Total gross deferred tax asset            $ 47,097         $ 44,134
                                                --------         --------



(Continued)
                                                         December 31,
                                                  1997              1996
                                                --------------------------
Deferred tax liabiliti-
Bank premises and equipment                     $   7,314        $   4,505
Pension plan                                        5,592            4,931
Leveraged leases                                        -              225
Core deposit intangibles                           12,175            8,472
Mortgage servicing rights                          10,031            7,989
Unrealized gain on securities available for         1,345              970
 sale
Other                                               2,787            1,574
                                                    -----            -----
      Total gross deferred tax liability           39,244           28,666
                                                   ------           ------
      Net deferred tax asset                    $   7,853        $  15,468
                                                =========        =========

         There was no valuation allowance for the gross deferred tax asset as of December 31, 1997, 1996 and 1995. The net change in the total valuation allowance for the year ended December 31, 1995 was a decrease of $3.0 million. This decrease is due to management's belief that it is now more likely than not that DGLC will be able to utilize the entire portion of the investment tax credit carryforwards.
         At December 31, 1997, the Company had investment tax credit carryforwards for federal income tax purposes of approximately $1.6 million which are available to reduce DGLC's future federal income taxes, if any, through 2001.
         The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and anticipated future taxable income over the periods which the deferred tax assets are realizable, management believes it is more likely than not the Company will realize the benefits of these deferred tax assets.
         Income taxes resulting from securities transactions were $731 thousand, $41 thousand, and $322 thousand in 1997, 1996 and 1995, respectively.


NOTE 12 - EMPLOYEE BENEFIT PLANS
         The Company has the following employee benefit plans:

     - A defined benefit pension plan based upon age, length of employment and hours of service covering substantially all employees; - A retirement savings plan covering substantially all employees; - Deferred compensation and stock plans covering certain key executives, directors, and advisory directors; - Incentive stock plan covering certain key executives; and - Employee stock purchase plan available to all full-time employees who have attained legal majority and have one year of continuous service.

         Employee benefit expense (benefit) related to these plans follows (in thousands):

                                   1997             1996              1995
                                   ----             ----              ----
Pension plan                     $   (817)         $   (436)        $    (17)
Retirement savings plan             3,411             2,902            2,693

Deferred compensation plan              3,964             3,695            3,253
Other plans                               868               793              393
                                          ---               ---              ---
                                      $ 7,426           $ 6,954          $ 6,322
                                      =======           =======          =======

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




         The following table sets forth the plan's funded status and amount recognized in the Company's consolidated statements of condition (in thousands):

                                                                                                      December 31,
                                                                                                 1997              1996
                                                                                              ----------------------------
Actuarial present value of benefit obligations:
      Accumulated benefit obligation, including vested benefits of $97,016
          in 1997 and $88,855 in 1996.                                                        $   99,182       $   90,622
                                                                                              ----------       ----------
      Projected benefit obligation for service rendered to date                                $ 115,038        $ 104,546
Plan assets at fair value, primarily corporate securities                                        171,978          134,853
                                                                                                 -------          -------
Plan assets in excess of projected benefit obligation                                             56,940           30,307
Unrecognized net gain from past experience different from that assumed                           (42,617)         (16,818)
Prior service cost not yet recognized in net periodic pension cost                                 1,629            1,807
Unrecognized net asset, net of amortization over a fifteen-year period                            (1,853)          (2,192)
                                                                                                 -------          ------
Prepaid pension cost                                                                          $   14,099       $   13,104
                                                                                              ==========       ==========

         Net pension benefit included the following components (in thousands):

                                                       1997             1996              1995
                                                       ----             ----              ----
Service cost - benefits earned during the year       $  4,375           $ 3,656          $ 2,781
Interest cost on projected benefit obligation           7,681             6,954            6,318
Actual return on plan assets                          (38,910)          (10,734)          (8,571)
Net amortization and deferral                          26,037              (312)            (545)
                                                      --------              -----           -----
Net periodic pension benefit                        $    (817)         $   (436)        $    (17)
                                                    ==========         =========        =========

         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.25% in 1997 and 1996. The rate of increase in future compensation was 5.0% in 1997 and 1996 and the expected long-term rate of return on plan assets was 9.0% in 1997 and 1996.
         Under the retirement savings plan, the Company automatically contributes an amount equal to 2% of each participant's base salary to the plan. A participant, in addition, may elect to contribute up to 15% of base salary to the plan. The Company contributes an additional amount to the plan equal to 50% of the participant's contribution up to 5% of base salary.
         Participants of the deferred compensation plan can defer a portion of their compensation for payment after retirement or termination of employment. Life insurance contracts have been purchased which may be used to fund payments under the plan.
         The incentive stock plan includes the granting of incentive stock options, nonqualified stock options, stock appreciation rights, and restricted stock awards. Stock options are granted at a price equal to the market value of the stock at the date of grant and are exercisable for a period not to exceed ten years from the date of grant. The maximum number of shares subject to the plan is 1.91 million.
         The Company accounts for the incentive stock plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands except per share data):

                                    1997             1996              1995
                                    ----             ----              ----
Net income
      As reported                 $ 92,280          $ 83,610         $ 72,620
      Pro forma                     91,565            82,482           71,364
Basic net income per share
      As reported                   $ 2.25            $ 2.16           $ 1.89
      Pro forma                       2.23              2.13             1.86
Diluted net income per share

      As reported                  $ 2.23           $ 2.14            $ 1.87
      Pro forma                      2.21             2.11              1.84

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.
         In the above pro forma disclosures, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free investment rate of 6.87%, 6.34% and 6.28%, expected dividend yield of 2.58%, 2.55% and 2.55%, expected life of seven years, and expected volatility of 22.40%, 21.58%, and 19.99%.
         The following table summarizes the Company's option activity (in thousands):

                                            1997       1996         1995
                                            ----       ----         ----
Options outstanding at beginning of year     678         886         848
Options issued and assumed                   131         160         180
Options exercised and expired               (135)       (368)       (142)
                                            -----       -----       ----
Options outstanding at end of year           674         678         886
                                             ===         ===         ===

         All options are nonqualified stock options. The exercise prices of the options are $31.00, $23.63, and $17.75 per share for options issued in 1997, 1996 and 1995, respectively. The weighted average exercise price of all options outstanding at December 31, 1997 is $18.54.
         Participants in the employee stock purchase plan may contribute up to 5% of their base salary. The Company's contribution to each participant's account is 25% of the participant's contribution. Common stock of the Company is purchased for the plan on the open market.
         The Company also provides certain health care and life insurance benefits for retired employees. For those employees who have retired and active employees eligible to retire as of January 1, 1993, the Company shares in the cost of these benefits. Employees eligible to retire are those age 55 with 10 years of service. The Company pays 50% of the cost of these benefits for the retiree and covered spouse until the retiree becomes Medicare eligible (age 65). After the retiree attains age 65, the retiree pays the full cost of these benefits. Active employees not eligible to retire before January 1, 1993, pay the full cost of coverage for these benefits at retirement. The plan is unfunded.
         The following table sets forth the amount recognized in the Company's consolidated statements of condition (in thousands):

                                                                 December 31,
                                                              1997       1996
                                                             ------------------
Accumulated postretirement benefit obligation
      Retired participants                                   $    879   $ 1,235
      Fully eligible active plan participants                     581       342
      Other active plan participants                              397       209
                                                                  ---       ---
                                                                1,857     1,786
Unrecognized net gain from past experience different from
      that assumed and from changes in actuarial assumptions      321       409
                                                                  ---       ---
Accrued postretirement benefit cost                           $ 2,178   $ 2,195
                                                              =======   =======

         Net  periodic   postretirement  benefit  cost  included  the  following
components (in thousands):

                                                          1997             1996              1995
                                                          ----             ----              ----
Service cost - benefits earned during the period        $   33            $   27           $   20
Interest costs on projected benefit obligation             128               112              136
Net amortization and deferral                              (14)              (52)             (29)
                                                           ----              ----             ---
Net periodic postretirement benefit cost                $  147            $   87            $ 127
                                                        ======            ======            =====


         The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% in 1997 and 1996. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.8% in 1997 and 10.6% in 1996, graded down to 9.0% in 1998 and graded down each year to an ultimate rate of 5% in 2008. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1997, would be increased by 1%. The effect of this change on the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 would be an increase of 1%.

NOTE 13 - EQUITY RESTRICTIONS
         DGNB is subject to certain regulations controlling national banks that restrict the amount of dividends that may be distributed and the amount of loans that may be made by the bank to the parent.
         Dividends paid by the Company are substantially provided from dividends received from DGNB. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years. DGNB has available for payment of dividends in 1998, without regulatory approval, $13.9 million plus its net profits for 1998.


NOTE 14 - REGULATORY MATTERS
         The  Company  is subject to  various  regulatory  capital  requirements administered  by the federal banking  agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, or discretionary actions by regulators that, if undertaken, could have a direct and material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
         Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The minimum required ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets are 8.0%, 4.0% and 4.0%. respectively. Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 1997.
         At December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Company's subsidiary bank, DGNB, as well capitalized under the regulatory framework for prompt corrective action. During 1997, the Company's other subsidiary banks were merged into DGNB. To be categorized as well capitalized, the Company's subsidiary bank must maintain Total risk-based, Tier I risk-based, and Tier I leverage ratios of 10.0%, 6.0% and 5.0% respectively. There are no conditions or events since that notification that management believes have changed the bank's category.
         The Company's and its significant banking subsidiaries' actual capital amounts and ratios are presented in the following table (dollars in thousands):

                                                December 31, 1997                  December 31, 1996
                                                -----------------                  -----------------
                                            Amount             Rate            Amount             Rate
Total Capital (to Risk-Weighted Assets)
         Consolidated                      $ 557,620           11.12%         $ 554,254           12.67%
         Deposit Guaranty National Bank      614,070           12.34            430,478           13.32
         Commercial National Bank                N/A            N/A             109,072           12.79

Tier 1 Capital (to Risk-Weighted Assets)
         Consolidated                        494,896            9.87            499,489           11.42
         Deposit Guaranty National Bank      551,829           11.09            390,267           12.07
         Commercial National Bank                N/A            N/A              98,345           11.54

Tier 1 Capital (to Average Assets)








         Consolidated                         494,896            7.47            499,489            8.23
         Deposit Guaranty National Bank       551,829            8.37            390,267            8.96
         Commercial National Bank                 N/A            N/A              98,345            9.05

         The Company is required to maintain cash on hand or noninterest-bearing balances with the Federal Reserve Bank to meet reserve requirements. Such reserve requirements are based on a percentage of the volume of certain deposits. The average required balances with the Federal Reserve Bank for the year ended December 31, 1997, was approximately $2 million.


NOTE 15 - OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES
         In the normal course of business the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby and commercial letters of credit, securities lent, futures and forward contracts, interest rate contracts and options. Those instruments involve, to varying degrees, elements of credit and/or interest rate risk in excess of the amounts recognized in the consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For futures, forward contracts, interest rate contracts, and options, the contract or notional amounts do not represent exposure to credit loss. Credit risk for those instruments is controlled by limits and monitoring procedures.

COMMITMENTS
         At December 31, 1997, the financial instruments with contract amounts representing credit risk and those with notional or contract amounts exceeding the amount of credit risk are listed in the following table (in thousands):

                                                                                      Contract
                                                                                       Amount

Financial instruments with contract amounts representing credit risk:
      Commitments to extend credit                                                   $1,235,542
      Standby letters of credit                                                          96,003
      Commercial letters of credit                                                        3,617
Financial  instruments with notional or contract amounts exceeding the amount of credit risk:
      Commitments to purchase securities                                                 20,080
      Commitments to sell securities                                                     19,880

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

         Securities lending involves transactions in which two parties simultaneously lend securities of varying grades to each other, agreeing to return these same securities at a future date. Collateral guidelines require the lender of the relative lesser grade securities to deliver, through a tri-party custodian, securities exceeding 102% of the market value of the securities received by such lender. In order to reduce market risk, the securities, both lent and received, are marked-to-market daily by the custodian. The process can be terminated daily, so there is no term exposure. Furthermore, since this is a securities loan, the Company retains ownership of such securities under this program.
         Commitments to purchase and sell securities, futures and forward contracts are contracts for delayed delivery of securities, foreign currencies or money market instruments in which the seller agrees to make delivery of a specified instrument at a specified future date, at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in interest rate and securities values.

DERIVATIVES
         Risk management derivative instruments are used to manage the Company's exposure to interest rate and market risk. Exposure to market risk is managed in accordance with risk limits set by senior management. All positions are netted for risk-management purposes. Credit risk is minimized by using only exchange-traded futures and options, utilizing a position netting strategy, and requiring that all positions be fully collateralized.
         The notional or contract amounts on risk management derivative instruments normally exceed the amount of credit risk to the Company. The positions of the Company in these instruments at December 31, 1997 is summarized in the following table (in thousands):

                                       Contract or
                                        Notional
                                         Amount
--------------------------------------------------
Interest rate swap agreements        $   156,225
Interest rate floors                     300,000
Forward contracts                        139,195

         Interest rate swap agreements are entered into by the Company primarily to manage interest rate exposure. These are contractual agreements between counterparties to exchange interest streams based on notional principal amounts over a set period of time. Interest rate swap agreements normally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The notional or principal amount does not represent an amount at risk, but is used only as a basis for determining the actual cash flows related to the interest rate contracts. Market risk, due to potential fluctuations in interest rates, is inherent in swap agreements. At December 31, 1997, the Company had no aggregate estimated cost of replacement ( the cost of replacing an existing contract if the counterparty defaults) for the interest rate swap contracts. All interest rate swap counterparties have collateral arrangements with the Company.
         Interest-rate caps with three-year maturities were purchased during 1994 in anticipation of further increases in interest rates, and were assigned to certificates of deposit with maturities of three months or less. The interest rate caps allowed the Company to limit its exposure to unfavorable interest fluctuations over and above a "capped" rate. A premium was paid for this protection. The risk assumed by the Company was limited to the amount of the premium and not the notional amount of the interest rate cap. At December 31, 1997, the Company did not have any outstanding interest rate caps.
         Interest-rate floors with five-year maturities were purchased during 1995 in anticipation of decreases in interest rates, and were assigned to commercial loans. The interest-rate floors allow the Company to limit its exposure to unfavorable interest fluctuations below a particular rate. A premium is paid for this protection. The risk assumed by the Company is limited to the amount of the premium and not the notional amount of the interest-rate floor. At December 31, 1997, the unamortized portion of the interest-rate floor was $1.9 million.
         Futures and forward contracts are contracts for the delayed delivery of securities in which the seller agrees to make delivery of a specified instrument at a specified future date, at a specified price or yield. Risks arise from the possible inability of the counterparties to meet the terms of their contracts and from movements in interest rates and securities values. The Company intends to offset or close out open positions prior to settlement; therefore, the total contract amounts of futures and forward contracts represent the extent of the Company's involvement. The Company is subject only to the change in value of the instruments. Future contracts settle in cash daily, therefore there is minimal risk to the Company.
         The Company was a party to a small number of foreign exchange spot and forward transactions during 1997. These contracts generally involve the exchange of United States currency for a foreign currency. Spot foreign-exchange transactions normally settle within two business days, and forward transactions can settle up to a year in the future. At December 31, 1997, the Company had no foreign exchange contracts outstanding.
         Option contracts allow the holder of the option to purchase or sell a financial instrument from the seller or writer of the option at a specified price within a specified period of time. The Company has written call options on securities held in the available for sale securities portfolio during the year. Options which have been written do not expose the Company to credit risk. At December 31, 1997, the Company had no option contracts outstanding.

LITIGATION

         DGNB is a defendant in a case in which the plaintiffs are beneficiaries of a trust for which DGNB is the trustee. In an amended complaint, the plaintiffs claim that DGNB was negligent in its dealings with the trust property, breached its trust duties by allegedly abusing its discretion and negligently handling trust assets, engaged in self dealing, and was grossly negligent in its handling of the trusts. The case seeks actual damages for waste of trust assets and loss of income and punitive damages, both in an unspecified amount to be proven at trial, and attorney fees and court costs. While the ultimate outcome of the lawsuit cannot be predicted with certainty, management denies all liability and believes that the ultimate resolution of this matter will not have a material effect on the Company's consolidated financial statements.
         In addition, the Company is subject to numerous other pending and threatened legal actions arising in the normal course of business, and management believes that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial statements.


NOTE 16 - STOCK SPLIT
         The Company declared a two-for-one stock split effective December 2, 1996. All shares outstanding and per share amounts are calculated assuming the split occurred at the beginning of the earliest period presented.


NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS
         SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Because no market exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, and other factors.
         These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions significantly affect the estimates and as such, the derived fair value may not be indicative of the value negotiated in an actual sale and may not be comparable for the Company versus other financial institutions.
         In addition, the fair value estimates are based on existing on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has significant fee generation businesses that are not considered financial instruments and their value has not been incorporated into the fair value estimates. Significant assets that are not considered financial assets include trust services, mortgage banking operations, brokerage network, deferred tax assets, bank premises and equipment, core deposit intangibles and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.
Fair value estimates, methods, and assumptions are set forth below.
         CASH AND SHORT-TERM INVESTMENTS: The carrying amount is a reasonable estimate of fair value for cash, interest-bearing bank balances, federal funds sold and securities purchased under agreements to resell due to the maturity of those instruments being less than six months.
         TRADING ACCOUNT SECURITIES: The carrying amount of trading account securities is fair value which is based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
         SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES: Fair values for securities available for sale and investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
         LOANS: The fair values are estimated for portfolios of loans with similar characteristics. Loans are segregated by type such as commercial taxable and nontaxable, residential mortgage and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.
         The fair value of performing adjustable-rate loans is the carrying value adjusted for the discounted value of the expected future loan losses. The fair value of performing fixed-rate loans is calculated by discounting cash flows based on estimated scheduled maturities reduced by expected future loan losses. The discount rate is estimated using the rate currently offered for similar loans with similar maturities. The fair value of residential mortgage loans is based on quoted market prices.

         The fair value of nonperforming loans is calculated by discounting expected cash flows as projected based on historical cash flows of such nonperforming loans adjusted for expected loan losses. The discount rate is estimated using the rates currently offered for acceptable credit quality loans with similar maturities.
         DEPOSITS: The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits and savings accounts, is equal to the amount payable on demand, which is also their carrying amount. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.
         SHORT-TERM BORROWINGS: The carrying amounts of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximate their fair values due to the short maturity of those instruments.
         LONG-TERM DEBT: The fair value of the Company's long-term debt is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.
         COMMITMENTS: The fair value of commercial commitments to extend credit and letters of credit is the remaining unamortized amount of the prepaid fee charged to enter into the agreement or the discounted cash flows of estimated fees that will be charged over the life of the agreement taking into account the remaining terms of the agreements and counterparties' credit standing. The fair value of residential mortgage lending commitments is based on quoted market prices considering expected funding, the contractual interest rates and current market rates.
         DERIVATIVES: Interest rate swaps, interest rate caps, interest rate floors, futures, forwards, and option contracts are the primary derivative financial instruments used by the Company. The fair values of interest rate swap agreements, interest rate caps, interest rate floors, futures, forwards, and option contracts are obtained from market quotes. These values represent the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

         The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                 December 31, 1997                  December 31, 1996
                                                                 -----------------                  -----------------
                                                            Carrying            Fair           Carrying            Fair
                                                             Amount             Value           Amount             Value
                                                         ----------------------------------------------------------------
Financial Assets
      Cash and short-term investments                    $    488,945      $   488,945      $    434,381     $    434,381
      Trading account securities                                1,459            1,459             2,505            2,505
      Securities available for sale                         1,424,527        1,424,527         1,462,038        1,462,038
      Investment securities                                   174,952          181,266           145,087          152,412
      Loans                                                 4,367,032        4,390,859         3,917,672        3,919,005

Financial Liabilities
      Deposits                                              5,373,962        5,380,493         5,025,749        5,042,909
      Short-term borrowings                                   642,812          642,812           543,029          543,029
      Long-term liabilities                                   186,397          189,544            99,405          100,659

Commitments
      Commitments to extend credit                             (3,839)          (8,696)           (1,514)          (6,576)
      Letters of credit                                             -             (273)                -           (1,222)
      Commitments to purchase securities                            -               32                 -             (894)
      Commitments to sell securities                                -                -                 -              (18)

Risk Management Derivatives
      Interest rate swap agreements                               (53)          (2,677)              198            1,607
      Forward contracts                                             -           (5,741)                -              377
      Interest rate caps                                            -                -               751                7
      Interest rate floors                                      1,883            1,604             2,669            2,814





NOTE 18 - DEPOSIT GUARANTY CORP. (PARENT COMPANY ONLY) FINANCIAL INFORMATION
STATEMENTS OF CONDITION
(in Thousands)

                                                                                                      December 31,
                                                                                                 1997              1996
                                                                                             ----------------------------
Assets
Cash on deposit with bank subsidiary                                                          $    2,604        $  47,196
Interest-bearing bank balance with unaffiliated bank                                               7,600                -
Securities purchased from bank subsidiary under agreements to resell                              21,500                -
Investment in subsidiaries:
      Bank subsidiaries                                                                          705,709          637,423
      Nonbank subsidiaries                                                                         8,090            7,742
Cash dividends receivable from bank subsidiaries                                                  11,500            8,376
Other assets                                                                                      27,103           27,651
                                                                                               ---------        ---------
      Total assets                                                                             $ 784,106        $ 728,388
                                                                                               =========        =========

Liabilities
Cash dividends payable                                                                       $     9,389      $     8,156
Long-term liabilities                                                                            101,397           99,405
Other liabilities                                                                                 38,082           39,561
                                                                                                  ------      -----------
      Total liabilities                                                                          148,868          147,122
                                                                                                 -------       ----------
Stockholders' equity                                                                             635,238          581,266
                                                                                                 -------       ----------
      Total liabilities and stockholders' equity                                               $ 784,106        $ 728,388
                                                                                               =========        =========


STATEMENTS OF EARNINGS
(in Thousands)

                                                                                             Year Ended December 31,
                                                                                          1997         1996         1995
                                                                                      -----------------------------------
Income
Cash dividends from bank subsidiaries                                                 $ 143,858     $ 30,620     $ 24,334
Consultant and management fees from subsidiaries                                         35,902       34,289       28,114
Interest from subsidiaries                                                                  466        1,963          557
Other                                                                                       784          167          108
                                                                                            ---   ----------   ----------
      Total income                                                                      181,010       67,039       53,113
                                                                                        -------     --------     --------
Expenses
Interest                                                                                  7,804        4,693          437
Salaries and employee benefits                                                           23,368       25,597       21,118
Other                                                                                    18,003       18,213       13,968
                                                                                         ------     --------     --------
Total expenses                                                                           49,175       48,503       35,523
                                                                                         ------     --------     --------
Income before income taxes and equity in undistributed income
      (dividends in excess of income) of subsidiaries                                   131,835       18,536       17,590
Income tax benefit                                                                        6,519        5,211        4,513
                                                                                          -----   ----------    ---------
Income before equity in undistributed income (dividends in excess of
      income) of subsidiaries                                                           138,354       23,747       22,103
Equity in undistributed income (dividends in excess of income) of subsidiaries:
      Bank subsidiaries                                                                 (46,422)      59,337       49,691
      Nonbank subsidiaries                                                                  348          526          826
                                                                                            ---    ---------     --------
Net income                                                                             $ 92,280     $ 83,610     $ 72,620
                                                                                       ========     ========     ========




STATEMENTS OF CASH FLOWS
(in Thousands)

                                                                                                Year Ended December 31,
                                                                                          1997         1996          1995
                                                                                       -----------------------------------
Cash flows from operating activities
Net income                                                                             $ 92,280     $ 83,610     $ 72,620
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for depreciation and amortization                                         2,175        3,344       2,9862
      Increase (decrease) in other liabilities                                           (1,479)      11,723        5,557
      Increase in other assets                                                             (504)      (9,129)      (3,424)
      Dividends in excess of income (equity in undistributed income)
          of subsidiaries                                                                46,074      (59,863)     (50,517)
                                                                                         ------   -----------  ----------
          Net cash provided by operating activities                                     138,546       29,685       27,222
                                                                                        -------    ---------   ----------
Cash flows from investing activities
Net increase in interest bearing balances with non affiliated bank                       (7,600)           -            -
Net decrease (increase) in securities purchased from bank subsidiary
      under agreements to resell                                                        (21,500)           -       13,466
Net decrease in notes receivable from nonbank subsidiary                                      -        2,990          750
Payments for investments in and advances to subsidiaries                                (28,952)        (174)      (9,294)
Purchases of premises and equipment                                                      (3,961)      (2,071)      (1,086)
Proceeds from sales of premises and equipment                                               156          301           11
                                                                                            ---          ---           --
          Net cash provided (used) by investing activities                              (61,857)       1,046        3,847
                                                                                        --------  ----------    ---------
Cash flows from financing activities
Increase (decrease) in short-term borrowings                                                  -      (27,600)      27,600
Proceeds from long-term liabilities                                                           -       99,381            -
Proceeds from early termination of swap contract on long-term liabilities                 2,038            -            -
Proceeds from exercise of common stock options                                            1,931        3,845          997
Purchases of common stock                                                               (92,925)     (39,100)     (32,382)
Cash dividends paid                                                                     (32,325)     (26,507)     (21,355)
                                                                                        --------   ----------    --------
          Net cash provided (used) by financing activities                             (121,281)      10,019      (25,140)
                                                                                       ---------   ---------     --------
          Net increase (decrease) in cash                                               (44,592)      40,750        5,929
          Cash at beginning of year                                                      47,196        6,446          517
                                                                                         ------   ----------   ----------
          Cash at end of year                                                       $     2,604     $ 47,196     $  6,446
                                                                                    ===========     ========     ========

                                                              PART III

Item 10.  Directors and Executive Officers of the Registrant
         The Board of Directors of the Company is divided into three (3) classes
- four (4) Class A Directors, five (5) Class B Directors and four (4) Class C Directors.
         The following table provides certain information about directors of the Company. The column "Directorships Held in Other Companies" indicates other directorships held in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.


                                                                                                               Directorships
                                  Positions & Offices With Company Or          Director of                     Held in Other
       Directors                 Principal Occupations and Employment            Company          Age            Companies
-----------------------------------------------------------------------------------------------------------------------------------

Richard H. Bremer            President, CSW Energy Services; President       1994 to present       49
(Class A)                    and Chief Executive Officer, Southwestern
                             Electric Power Co. September, 1990 to
                             May 1996

Howard L. McMillan, Jr.      President and Chief Operating Officer of the    1984 to present       59
(Class A)                    Company

Richard D. McRae, Jr.        President, McRae Investments (private           1992 to present       50
(Class A)                    investment company); President and
                             Chief Operating Officer, Proffitt's, Inc.
                             (retail department stores) April, 1994
                             to September, 1994; President and Chief
                             Executive Officer, McRae's, Inc. 1988 to
                             April, 1994

John N. Palmer               Chairman and Chief Executive Officer,           1985 to April,        63       Mobile Telecommuni-
(Class A)                    Mobile Telecommunications Technologies          1986; April,                   cation Technologies
                             Corp. (telecommunications)                      1987 to present                Corp.; Entergy
                                                                                                            Corporation; East
                                                                                                            Group Properties

Haley R. Barbour             Partner, Barbour Griffith and Rogers, Wash.,    1985-1986;            50       Mobile Telecom-
(Class B)                    D.C. (law firm); Chairman, Policy Impact        1997 to present                munications Tech-
                             Communications, Washington, D.C. (public                                       nologies Corp.;
                             relations firm); Vice Chairman, International                                  Mississippi Chemical
                             Equity Advisors, Washington, D.C.;                                             Corporation
                             (counseling & lobbying firm); Managing
                             Director, National Environmental Strategics,
                             Washington, D.C. (environmental consulting
                             firm); Chairman, Republican National
                             Committee January, 1993 to January, 1997;
                             Partner, Barbour and Rogers, predecessor law
                             firm to Barbour Griffith and Rogers

William R. James             President of Pruet Production Co.,              1997 to present       48
(Class B)                    Chesley Pruet Drilling Co., Rapad








                             Oilfield Services, Rapad Petroleum
                             Distributors, Inc. and Pruet Energy Corp.
                             A managing partner, Pruet Oil Company


                                                                                                               Directorships
                              Positions & Offices With Company Or              Director of                     Held in Other
       Directors             Principal Occupations and Employment                Company          Age            Companies
------------------------------------------------------------------------------------------------------------------------------------

Booker T. Jones              President, Chief Executive Officer,             1997 to present       54
(Class B)                    MINACT, Inc. (Jackson, MS based
                             management training firm)

E.B. Robinson, Jr.           Chairman of the Board and Chief                 1981 to present       56
(Class B)                    Executive Officer of the Company

J. Kelley Williams           Chairman and Chief Executive Officer,           1975 to present       63       ChemFirst, Inc.
(Class B)                    ChemFirst, Inc. (industrial and agricultural
                             specialty chemicals, chemical industry
                             products and services)

Sharon S. Greener            Chairman of the Board of Stribling              1997 to present       54
(Class C)                    Equipment, Inc. (John Deere industrial
                             equipment dealership) and Empire Truck
                             Sales, Inc. (Freightliner heavy truck
                             dealership)

Warren A. Hood, Jr.          Chairman of the Board, Hood Industries,         1990 to present       46
(Class C)                    Inc. (manufacturing of building and
                             forest products)

Charles L. Irby              Chairman of the Board and President,            1989 to present       43
(Class C)                    Irby Construction Company (power and
                             telecommunications contractor);
                             Vice President, Stuart C. Irby Co. (wholesale
                             electrical supplier)

W.R. Newman, III             President, J.A. Bentley Lumber Company;         1972 to present       58
(Class C)                    Vice President, 1989 to 1990 and
                             Director, 1989 to present, Pacific
                             Coast Paging, Inc. (paging and answering
                             service, southern California); President
                             and Director, ManuTech, Inc. 1988 to 1990
                             (manufacturer of gas logs)


                           SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Executive officers and directors are required by Securities and Exchange Commission Regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all section

16(a) filing requirements applicable to the Company's executive officers and directors were compiled with, except Haley Barbour who filed his Form 3 late and Mr. Lenoir who reported late on an amended Form 4 a December, 1996 acquisition by gift to a trust in which he has a pecuniary interest.
         Additional information concerning executive officers of the Company is located on page 4 of this Form 10-K under Part I Item 1., Business.



Item 11.  Executive Compensation
         Shown below is information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended 1997, 1996 and 1995 of the CEO and the Company's four (4) most highly compensated officers other than the CEO (collectively, the "Named Executive Officers"):


                                                     SUMMARY COMPENSATION TABLE

                                                                                                          Long-Term
                                                                                                        Compensation
                                                               Annual Base Compensation                   Awards(1)       All Other
                                                                                       Other Annual        Options        Compensa-
Name and Principal Position             Year          Salary($)        Bonus($)       Compensation($)     (Shares)       tion($)(2)
---------------------------             ----          ---------        --------       ---------------     --------       ----------

E.B. Robinson, Jr.                      1997         $ 399,128           285,243            -                25,000       $ 89,347
   Chairman of the Board & Chief        1996           395,980           349,340            -                22,000         86,158
   Executive Officer of the Company     1995           380,899           406,918            -                34,000         70,485

Howard L. McMillan, Jr.                 1997           253,935           151,232            -                12,000         66,190
   President & Chief Operating          1996           253,935           185,216            -                10,400         53,449
   Officer of the Company               1995           253,309           244,195            -                16,200         38,582

Steven C. Walker                        1997           219,956           113,189            -                10,000         33,779
   Executive Vice President             1996           220,093           145,920            -                 9,000         28,135
                                        1995           219,906           194,329            -                34,000         19,936

James S. Lenoir                         1997           165,928            90,631            -                 5,000         28,612
   Executive Vice President & Chief     1996           160,570           105,656            -                 4,400         24,530
   Credit Officer of the Company        1995           160,570           141,063            -                 7,000         15,194

Arlen L. McDonald                       1997           157,402            78,851            -                 5,000         24,030
   Executive Vice President & Chief     1996           156,383           103,838            -                 4,400         21,158
   Financial Officer of the Company     1995           149,883           130,981            -                 7,000         15,290


         (1) Although the Company's incentive plan permits grants of Incentive Stock Options, Restricted Stock Awards and SARs, no grants of these incentives have been made. All stock options are post-1996 stock split equivalents.

         (2)  "All Other Compensation" consists of:

                                                  Above Market
                                      Company        Earnings
                                   Contribution     On Deferred
                         Name    To the 401k Plan  Compensation  Total
                  -----------------------------------------------------




                  Robinson            $ 5,687         $ 83,660 $ 89,347
                  McMillan              6,644           59,546   66,190
                  Walker                7,309           26,470   33,779
                  Lenoir                3,181           25,431   28,612
                  McDonald              5,858           18,172   24,030


Option Grants
         Shown below is information on grants of stock options pursuant to the Company's incentive plan during 1997 to the Named Executive Officers. No SAR's were granted under that plan in 1997.





                                                  OPTION GRANTS IN LAST FISCAL YEAR

                                       Individual Grants                                              Potential Realizable Value
                                                  % of Total                                       at Assumed Annual Rates of Stock
                                                Options Granted      Exercise                        Price Appreciation for Option
                             Options Granted    to Employees in      Price (2)     Expiration                  Term (3)
                                                                                                   -----------------------------
       Name                  in 1997 (#)(1)          1997          ($ Per Share)      Date             5.0%($)         10.0%($)
-------------------------------------------------------------------------------------------------------------------------------


E.B. Robinson, Jr.                25,000             19.1%           $ 31.00     April 15, 2007      $ 487,393         $ 547,507

Howard L. McMillan, Jr.           12,000              9.2              31.00     April 15, 2007        233,949           262,804

Steven C. Walker                  10,000              7.6              31.00     April 15, 2007        194,957           219,003

James S. Lenoir                    5,000              3.8              31.00     April 15, 2007         97,479           109,501

Arlen L. McDonald                  5,000              3.8              31.00     April 15, 2007         97,479           109,501

         (1) All stock options were exercisable six (6) months after the date of the grant.

         (2) The exercise price was equal to the closing price on the NYSE on the date of the grant.

         (3) The valuation of the stock grants at five percent (5%) and ten percent (10%) appreciation rates are solely to comply with Securities and Exchange Commission ("SEC") Regulations and are not intended to imply future value of Company Stock.


                           OPTIONS EXERCISED IN 1997 AND YEAR END OPTION VALUE

                                                                                    Number of
                                                                              Securities Underlying
                           Shares Acquired on                                  Unexercised Options       Value of Unexercised
                                Exercise                    Value              At Year End (#) (1)       In the Money Options
       Name                    In 1997 (#)              Realized ($)        Exercisable/Unexercisable     At Year End ($) (2)
-----------------------------------------------------------------------------------------------------------------------------


E.B. Robinson, Jr.                   -                           -                  149,000/0               $ 5,641,125

Howard L. McMillan, Jr.              -                           -                   38,600/0                 1,290,125

Steven C. Walker                21,000                   $ 365,750                   60,000/0                 2,189,250

James S. Lenoir                      -                           -                   40,400/0                 1,627,675

Arlen L. McDonald                7,000                      99,750                    9,400/0                   275,675


         (1) All stock options granted prior to 1993 were exercisable upon the grant of the option. All stock options granted in 1993, 1994, 1995, 1996, and 1997 are exercisable six (6) months after the date of grant.

         (2) Based on the closing price on the New York Stock Exchange ($56.875) on December 31, 1997.

Retirement Income Plan
         Under its Retirement Income Plan, the Company offers retirement income benefits to employees of the Company and its subsidiaries who are twenty-one
(21) years of age, have been employed for one (1) year and have completed one thousand (1,000) hours of service. Benefits payable under the plan are based upon the five (5) year average base salary of the participant, which does not include payments under any benefit program or bonuses, and the participant's credited years of service. Base salary in 1996 for the individuals named in the Summary Compensation Table was as follows: E.B. Robinson, Jr. ($399,128); Howard
L. McMillan, Jr. ($253,935); Steven C. Walker ($219,956); James S. Lenoir ($165,928); and Arlen L. McDonald ($157,402). Normal retirement age under the plan is sixty-two (62), but participants may elect an early or a postponed retirement date, in which case benefits are adjusted. Contributions to the plan made by the Company or its subsidiaries are determined actuarially.
         The following table indicates the estimated annual benefits payable to persons in specified classifications upon retirement at age sixty-two (62), assuming the highest salary earning years are during the five (5) years prior to retirement. Amounts shown are not subject to offset for social security or other items. Amounts shown are computed on a life-only option basis.


 Five Years
Average Base                        Credited Years of Service
   Salary         15        20        25         30        35        40
---------------------------------------------------------------------------

    $50,000   $   9,938   $ 13,250 $ 16,563   $ 19,875  $ 23,188  $ 26,113
     75,000      16,200     21,600   27,000     32,400    37,800    42,188
    100,000      22,463     29,950   37,438     44,925    52,413    58,263
    150,000      34,988     46,650   58,313     69,975    81,638    90,413
    200,000      37,493     49,990   62,488     74,985    87,483    96,843
    300,000      37,493     49,990   62,488     74,985    87,483    96,843
    400,000      37,493     49,990   62,488     74,985    87,483    96,843
    500,000      37,493     49,990   62,488     74,985    87,483    96,843


         Credited years of service upon retirement for the individuals named above are anticipated to be as follows: E.B. Robinson, Jr. (36); Howard L. McMillan, Jr. (37); Steven C. Walker (25); James S. Lenoir (40); and Arlen L. McDonald (42).

Director Compensation
         Non-officer directors receive an annual retainer fee of $3,000, a $500 fee for each board meeting attended and a $400 fee for attendance at each meeting of any committees on which they serve. Committee Chairmen receive an additional $200 fee for each committee meeting attended as Chairman of such committee. Each non-officer director also receives an annual retainer fee of $3,000 and $300 for each board meeting attended as director of Deposit Guaranty National Bank.
         First American Directorships; Advisory Boards. Pursuant to the pending Merger Agreement with First American Corporation, the First American Board will be expanded by five members, and the First American Board will fill the vacancies created by such expansion with such current members of the Company's Board as will be mutually agreed upon by First American and the Company. As of the date of this Form 10-K, the First American Board has not selected any of such individuals for positions. The Merger Agreement also provides that, following the Effective Time of the merger, First American will cause each member of the Company's Board who is not elected to serve on the First American Board (as described above), and each member of the Board of Directors of Deposit Guaranty National Bank to be appointed to or elected to serve on (or to continue to serve on) one of the Advisory Boards. All members of the Advisory Boards will be entitled to serve on the Advisory Boards for minimum of thirty-six months following the Effective Time, and will be paid specified retainers and meeting fees in respect of their service on the Advisory Boards.
         Pursuant to the Company's Directors Deferred Income Plan, the Company permits non-officer directors to elect annually to defer up to one hundred percent (100%) of fees to be earned during the following year. The minimum deferral amount per year is one thousand dollars ($1,000). Generally amounts deferred are payable with interest to the participant in accordance with the participant's agreement with the Company, or upon termination of employment, disability or retirement, or to the participant's beneficiaries if the participant dies. The interest rate, adjusted annually varies depending on several factors, including the event which results in the distribution of the deferred amounts and the age of the participant at the time of deferral. The interest rates for pre-retirement benefits, post-retirement payments and disability benefits are based upon a percentage of the 12-month average of the Moody's Average Corporate Yield, published monthly by Moody's Investor Service. Post retirement benefits are paid in ten (10) annual installments.

The  termination   benefit   consists  of  a  lump  sum  benefit  equal  to  the
participant's  deferral with interest  thereon at the effective  rate of ten
(10) year U.S. Treasury Obligations on January 1 of the year of deferral compounded annually from the first day of the plan year in which the deferral was made. If a participant's service as a director terminates for any reason during a period of two (2) years after a change in control of the Company, prior to the participant meeting the requirements for receiving post retirement benefits, the person will be entitled to termination benefits, but at the same rates used in the calculation for post- retirement payments.

         First American has agreed to assume and to perform all of the Company's obligations under the Deferred Income Plans, and has further agreed not to terminate or amend the Deferred Income Plans in any manner adverse to the interests of the Deferred Income Plan participants. The Merger Agreement further contemplates that the Deferred Income Plans may be amended prior to the Effective Time of the merger to provide that there may be no amendment of the Deferred Income Plans in any way which would impair the right of the Deferred Income Plan participants to accrue interest at favorable rates or to elect to receive early retirement benefits pursuant to the existing provisions of Deferred Income Plans.

Employment Contracts and Termination of Employment and Change of Control Arrangements. In connection with the execution of the Merger Agreement, Mr. Robinson has entered in to an employment agreement with First American which will become effective if the First American merger is consummated. Pursuant to the agreement, Mr. Robinson will be employed by First American as Vice Chairman and Chief Operating Officer, President of First American National Bank, and as a member of First American's Policy Team. Mr. Robinson will also serve on the First American Board and on the First American
Board's executive committee during the term of the agreement. The term of the agreement commences on the Effective Time and continues until the last day of the calendar month in which Mr. Robinson's 62nd birthday occurs.
         Mr. Robinson's salary will be no less than $600,000 per year during the term of the agreement, or, if greater, 80% of the base salary paid to the chief executive officer of First American. Mr. Robinson will also be eligible to receive an annual incentive bonus, targeted at 50% of his base salary, with a maximum potential bonus award equal to 100% of base salary. In no event will the base salary and bonus paid to Mr. Robinson be less than 80% of the sum of the annual base salary and bonus paid to the chief executive officer of First American with respect to the same year. As of the Effective Time, Mr. Robinson will be granted 45,000 restricted shares of First American Common Stock, and an option to acquire 90,000 shares of First American Common Stock, which option will have an exercise price equal to the fair market value of First American Common Stock as of the date of grant. The restrictions on the restricted stock will lapse, and the options will vest and become exercisable, in each case, in three equal installments, on each of the first three anniversaries of the date of grant (subject to acceleration upon a change of control of First American). The options generally have a ten-year term from the date of grant. In addition, Mr. Robinson will receive an annual stock incentive grant during the term of the agreement with a value equal to 166% of his base salary.
         Mr. Robinson will also be paid an annual retirement benefit commencing at age 62, which benefit will be equal to 60% of Mr. Robinson's final average pay (as defined in the agreement), less benefits payable under certain other retirement plans and arrangements of the Company. The agreement also provides for a retirement benefit to be paid to Mr. Robinson's spouse, should she survive him.
         The agreement further provides that, upon any termination of Mr. Robinson's employment with First American other than for cause or by reason of death or disability, or if Mr. Robinson terminates his employment for good reason (as defined in the merger agreement) he is generally entitled to payment of any unpaid salary, a pro rata bonus, immediate vesting of the option and restricted stock granted pursuant to the agreement, continuation of medical and welfare benefits through the date on which the term of the agreement otherwise would have ended, and additional service credit for purposes of the calculation of retirement benefits. In addition, Mr. Robinson will be entitled to a lump sum payment equal to the product of (i) the number of months from the date of termination until the end of the calendar month in which Mr. Robinson's 62nd birthday occurs divided by 12, and (ii) the sum of Mr. Robinson's existing base salary and highest bonus earned in the three years prior to the Effective Time. If payments received by Mr. Robinson are subject to an excise tax under Section 4999 of the Code, Mr. Robinson will be entitled to receive an additional amount necessary to make him whole with respect to such excise tax, unless such payments (excluding additional amounts payable due to the excise tax) do not exceed 110% of the greatest amount which could be paid without giving rise to the excise tax, in which case no additional payments will be made with respect to the excise tax, and the payments otherwise due Mr. Robinson will be reduced in an amount necessary to prevent the application of the excise tax.
         The agreement also provides that Mr. Robinson is entitled to participate in the employee benefit plans, practices and policies which are applicable to peer executives of First American, including change in control severance agreements which are to be entered into prior to or as of the Effective Time. The agreement, once effective, supersedes any other employment, severance or change in control agreement between Mr. Robinson and the Company.

         In connection with the execution of the Merger Agreement, Mr. McMillan has also entered in to an employment agreement with First American which will become effective if the First American merger is consummated. Pursuant to the agreement, Mr. McMillan will be employed by First American as Chairman of the Company's operations within First American. The term of the agreement commences on the Effective Time and continues until the third anniversary thereof.
         Mr. McMillan's salary will be no less than $350,000 per year during the term of the agreement. Mr. McMillan will also be eligible to receive an annual incentive bonus, targeted at 50% of his base salary, with a maximum potential bonus award equal to 100% of base salary. As of the Effective Time, Mr. McMillan will also be granted 15,000 restricted shares of First American Common Stock, and an option to acquire 30,000 shares of First American Common Stock, which option shall have an exercise price equal to the fair market value of the First American Common Stock as of the date of grant. The restrictions on the restricted stock will lapse, and the options shall vest and become exercisable, in each case, in three equal installments, on each of the first three anniversaries of the date of grant (subject to acceleration upon a change of control of First American). The options generally have a ten-year term from the date of grant. In addition, Mr. McMillan will receive an annual stock incentive grant during the term of the agreement with a value equal to 100% of his base salary.
         Mr. McMillan will also be paid an annual retirement benefit commencing at age 62, which benefit shall be equal to 50% of Mr. McMillan's final average pay (as defined in the agreement), less benefits payable under certain other retirement plans and arrangements of the Company. The agreement also provides for a retirement benefit to be paid to Mr. McMillan's spouse, should she survive him.
         The agreement further provides that, upon any termination of Mr. McMillan's employment with First American other than for cause or by reason of death or disability, or if Mr. McMillan terminates his employment for good reason (as defined in the merger agreement) he is generally entitled to a lump sum payment of any unpaid salary, a pro rata bonus, immediate vesting of the option and restricted stock granted pursuant to the agreement, continuation of medical and welfare benefits through the date on which the term of the agreement otherwise would have ended, and additional service credits for purposes of the calculation of retirement benefits. In addition, Mr. McMillan will be entitled to a payment equal to the product of (i) the number of months from the date of termination until the end of the term divided by 12, and (ii) the sum of Mr. McMillan's existing base salary and highest bonus earned in the three years prior to the Effective Time. If payments received by Mr. McMillan are subject to an excise tax under Section 4999 of the Code, Mr. McMillan will be entitled to receive an additional amount necessary to make him whole with respect to such excise tax, unless such payments (excluding additional amounts payable due to the excise tax) do not exceed 110% of the greatest amount which could be paid without giving rise to the excise tax, in which case no additional payments will be made with respect to the excise tax, and the payments otherwise due Mr. McMillan will be reduced in an amount necessary to prevent the application of the excise tax.
         The agreement also provides that Mr. McMillan is entitled to participate in the employee benefit plans, practices and policies which are applicable to peer executives of First American, including change in control severance arrangements which are to be entered into prior to or as of the Effective Time. The agreement, once effective, supersedes any other employment, severance or change in control agreement between Mr. McMillan and the Company.
         Change in Control Termination Agreements. The Company has entered into Change of Control Termination Agreements (the "Change of Control Agreements") with Messrs. Robinson, McMillan, Steven C. Walker, Arlen L. McDonald, Thomas M. Hontzas, James S. Lenoir, W. Stan Pratt and W. Parks Johnson (each a "Covered Executive") with an original term commencing on January 1, 1997 through December 31, 1997. The term of each of the Change of Control Agreements was automatically extended pursuant to its terms on November 1, 1997 for an additional one-year period. In addition, each Change of Control Agreement provides that, upon a change of control of the Company (which occurred upon the signing of the Merger Agreement), each such agreement will continue in effect for a period of 36 months following the month the change of control occurs.
         The Change of Control Agreements provide that, if, during the term of the agreement, the employment of a Covered Executive is terminated by the Company without cause following a change in control, or if the Covered Executive terminates his employment with the Company for good reason (as defined in the Change of Control Agreement) following a change of control, the Covered Executive will be entitled to receive a severance payment generally equal to two times (three times for Messrs. Robinson, McMillan and Walker) the Covered Executive's base salary, two times (three times for Messrs. Robinson, McMillan and Walker) his average annual bonus for the last three years, immediate payment of deferred compensation (other than compensation deferred pursuant to the Company's Executive Deferred Income Plan), and to the continuation of medical insurance benefits for two years (three years for Messrs. Robinson, McMillan and Walker) following termination of employment (or until the Covered Executive otherwise secures equivalent coverage). Pursuant to the Change of Control Agreements, all the Company's Employee Stock Options held by the Covered Executive will become exercisable in accordance with the terms of the Deposit Guaranty Stock Based Long-Term Incentive Plan II, in the event of such a termination. Payments made to each Covered Executive (other than Mr. Robinson) pursuant to a Change of Control Agreement (and other payments made to a Covered Executive) are subject to reduction in order to prevent the application of the excise tax under Section 4999 of the Code to such payments. Under Mr. Robinson's Change of Control Agreement,

Mr. Robinson is entitled to receive an additional payment in an amount sufficient for Mr. Robinson to be made whole notwithstanding the imposition of the excise tax. Pursuant to the Merger Agreement as of the Effective Time, First American has agreed to assume and honor, or to cause an appropriate subsidiary to assume an honor, the Change of Control Agreements, among other employment, severance and other compensation agreements entered into between the Company and directors, officers and employees thereof. Following the Effective Time, Messrs. Robinson and McMillan will not be entitled to receive benefits under their respective Change of Control Agreements.






Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table shows the persons that are the beneficial owners of more than five percent (5%) of the Company's Common Stock:

          Name and Address                 Amount and Nature      Percentage of
         of Beneficial Owner            of Beneficial Ownership       Class
-------------------------------------------------------------------------------

Deposit Guaranty National Bank                2,640,600                6.40%
P.O. Box 1200
Jackson, MS  39205

Charles L. Irby and Affiliated Interests      2,084,172                5.05%
815 S. State Street
Jackson, MS  39207

         (1) This information is as of December 31, 1997. On that date, in its capacity as trustee, the Bank had sole voting power with respect to 2,482,835 shares of Company Common Stock and shared voting power with respect to 60,620 shares of Company Common Stock. In addition, it had sole investment power with respect to 2,366,529 shares of Company Common Stock and shared investment power with respect to 112,474 shares of Company Common Stock. E.B. Robinson, Jr., Howard L. McMillan, Jr., William R. James, Arlen L. McDonald and Richard D. McRae, Jr. are members of the Asset Management Services Committee of Deposit Guaranty National Bank and in such capacity share voting or investment power with other members of this committee with respect to certain shares of Company Common Stock held by Deposit Guaranty National Bank as trustee. The other member of the Asset Management Services Committee is Thomas M. Hontzas, Executive Vice President of the Company.
         (2) This information is as of February 20, 1998. Includes 8,400 shares held by Charles L. Irby and 2,011,272 shares held by Irby Construction Company to which Charles L. Irby has sole voting and investment power. Also includes 64,500 shares held by the Elizabeth M. Irby Foundation to which Charles L. Irby has shared voting and investment power.
         The following table shows the number of shares of the Company's Common Stock beneficially owned by each director, the CEO and the Company's four (4) most highly compensated officers other than the CEO (collectively the "Named Executive Officers") and by all directors, nominees and executive officers as a group, as of February 20, 1998. Except as otherwise indicated, each director has sole voting and investment power with respect to the shares shown in the table. The amounts shown in the table do not include beneficial ownership of certain shares held by Deposit Guaranty National Bank as trustee, with respect to which E.B. Robinson, Jr., Howard L. McMillan, Jr., Arlen L. McDonald, William R. James, Richard D. McRae and certain other officers which may be deemed to have shared voting or investment power as described above, except that shares with respect to which directors or officers have beneficial ownership in their individual capacities as participants in the Company's Employee Stock Purchase Plan are included.

        Directors, and Named     Amount and Nature of    Percentage
         Executive Officers      Beneficial Ownership     of Class
-------------------------------------------------------------------

Haley R. Barbour                        49,648 1              *
Richard H. Bremer                        1,000                *
Sharon S. Greener                       33,896                *
Warren A. Hood, Jr.                     40,000                *
Charles L. Irby                      2,084,172 2            5.05%
W.R. James                               68,67 3              *
B.T. Jones                                 400                *
James S. Lenoir                        105,553 4              *
Arlen L. McDonald                       12,638 5              *
Howard L. McMillan, Jr.                146,568 6              *
Richard D. McRae, Jr.                  178,688 7              *
W.R. Newman, III                        56,436 8              *
John N. Palmer                          67,064                *
E.B. Robinson, Jr.                     318,427 9              *
Steven C. Walker                        61,230 10             *
J. Kelley Williams                      12,264                *

21 Directors and Executive
Officers as a Group                  3,397,925 11           8.24%

*  Less than 1 percent

1Mr. Barbour has shared voting and investment power with respect to 3,352 shares with his wife and 1,352 shares held by his wife.

2Mr. Charles L. Irby shares voting and investment power with respect to 64,500 shares held by the Elizabeth M. Irby Foundation.

3Mr. James has shared voting and investment power with respect to 10,000 shares which are held by Pruet Production Co. of which he is President.

4The amount shown includes 40,400 shares which Mr. Lenoir has the right to acquire through exercise of options granted under the Company's incentive plan.

5Mr. McDonald has shared voting and investment power with respect to 400 shares held by his wife. The amount shown includes 9,400 shares which Mr. McDonald has the right to acquire through exercise of options granted under the Company's incentive plan.

6Mr. McMillan has shared voting and investment power with respect to 39,071 shares held by his wife or jointly with his wife. The amount shown includes 38,600 shares which Mr. McMillan has the right to acquire through exercise of options granted under the Company's incentive plan.

7Mr. McRae has shared voting and investment power with respect to 151,080 shares which are held by McRae Foundation, Inc. and 16,000 shares which are held by TWORDC Foundation.

8Mr. Newman shares voting and investment power with respect to 29,632 shares held by his wife.

9Mr. Robinson has shared voting power with respect to 48,129 shares held by family members. The amount shown also includes 149,000 shares which Mr. Robinson has the right to acquire through exercise of options granted under the Company's incentive plan.

10The amount shown includes 60,000 shares which Mr. Walker has the right to acquire through exercise of options.

11The amount includes 428,352 shares which executive officers have the right to acquire through exercise of options granted under the Company's incentive plan.

Item 13.  Certain Relationships and Related Transactions

Other Transactions With Management
         Through its subsidiary bank, the Company makes loans to its directors and principal officers of its subsidiaries, and to associates of these directors and principal officers. All such loans were made in the ordinary course of business, and at the time the loans were made, were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

                                                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents filed as part of this report
(a)(1).  Independent Auditors' Report                                                                           29
         Consolidated Statements of Condition - December 31, 1997 and 1996                                      30
         Consolidated Statements of Earnings - Years Ended December 31, 1997, 1996, and 1995                    31
         Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31,
         1997, 1996, and 1995                                                                                   32
         Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996, and 1995                  33
         Notes to Consolidated Financial Statements                                                          34-53
   (2).  Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable
   (3).  Exhibit index is on page 65 of this Form 10-K and exhibits are filed herewith
(b)      Reports on Form 8-K since September 30, 1997
         Report filed on December 15, 1997
         Other Events:  Deposit Guaranty Corp. entered into an agreement to merge with and into First American Corporation. Under the
         Agreement, each share of Deposit  Guaranty common stock will be converted into 1.17 shares of First American Corporation common stock.
         Report filed on February 5, 1998
         Financial Statements, ProForma Financial Information and
         Exhibits:  Deposit Guaranty  reports  record  earnings  and files  statements  of financial highlights.

                                                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Jackson, Mississippi, on March 26, 1998.


                                               DEPOSIT GUARANTY CORP.


                                               BY:  /s/ E. B. Robinson, Jr.
                                               -------------------------------
                                               E. B. Robinson, Jr.
                                               Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                         Title                     Date

/s/ E. B. Robinson, Jr.       Chairman of the Board         March 26, 1998
----------------------------
E. B. Robinson, Jr.           and Director
Principal Executive Officer

/s/ Howard L. McMillan, Jr.   President and Director        March 24, 1998
---------------------------
Howard L. McMillan, Jr.

/s/ Arlen L. McDonald         Executive Vice President      March 24, 1998
----------------------------
Arlen L. McDonald
Principal Financial Officer

/s/ Stephen E. Barker         Controller                    March 25, 1998
----------------------------
Stephen E. Barker
Principal Accounting Officer

/s/ Richard H. Bremer         Director                      March 27, 1998
----------------------------
Richard H. Bremer

/s/ Haley R. Barbour          Director                      March 27, 1998
----------------------------
Haley R. Barbour

/s/ Sharon S. Greener         Director                      March 25, 1998
----------------------------
Sharon S. Greener

/s/ Warren A. Hood, Jr.       Director                      March 25, 1998
----------------------------
Warren A. Hood, Jr.

/s/ Charles L. Irby           Director                      March 26, 1998
----------------------------
Charles L. Irby

/s/ William R. James          Director                      March 25, 1998
----------------------------
William R. James

/s/ Booker T. Jones           Director                      March 27, 1998
----------------------------
Booker T. Jones

/s/ Richard D. McRae, Jr.     Director                      March 25, 1998
----------------------------
Richard D. McRae, Jr.

/s/ W. R. Newman, III         Director                      March 24, 1998
----------------------------
W. R. Newman, III

/s/ John N. Palmer            Director                      March 26, 1998
----------------------------
John N. Palmer

/s/ J. Kelley Williams        Director                      March 24, 1998
----------------------------
J. Kelley Williams




EXHIBIT INDEX

                            Exhibit
 Exhibit                    Number
---------
Agreement and Plan of          2       This document was previously filed as Exhibit 1 to the
Merger, dated as of                    Company's Current Report on Form 8-K filed December 15,
December 7, 1997 by                    1997 and is hereby specifically incorporated by reference
and between First American             herein.
Corporation and Deposit
Guaranty Corp.

Articles of Incorporaiton    3(I)      This document was previously filed as Exhibit 3(a) to the
                                       Company's Quarterly Report on Form 10-Q for the quarter
                                       ended March 31, 1996 and is here by specifically
                                       incorporated by reference herein.

Bylaws                       3(II)     Filed herewith

Material Contracts            10
(1)  Executive Variable Pay            The written description of the Executive Variable Pay Plan included under the caption "Executive Compensation" in the definitive Proxy Statement of the Company, dated March 24,
                                       1992,  filed with the Commission pursuant to Rule 14a-6 and is hereby specifically incorporated by reference herein.

(2)  Deferred Income Plan              The original plan and an amendment to the plan were
      and Amendment I                  previously filed as Exhibit 10 to the Company's Annual Report on


(3)  Stock-Based, Long-Term            This document was previously filed as Exhibit 10 to the
       Incentive Plan                  Company's Annual Report on Form 10-K (file number


(4)  Stock-Based, Long-Term            This document was previously filed as Exhibit "A" to
     the Incentive Plan II             definitive Proxy Statement of the Company dated March
     29, 1993,

(5)  Employment Contracts              This document was previously filed as Exhibit 10 to the Company's
                                       Annual Report on Form 10-K (file number 0-4518) for the fiscal year ended December 31, 1996 and is hereby incorporated by reference herein.  The amendment to this document is filed herewith.
                                                                                            --------------

Statement Re:  Computation of   11     Filed herewith
Per Share Earnings

Subsidiaries of the Company     21     Filed herewith

Independent Auditors' Consent   23     Filed herewith









Financial Data Schedule         27      Filed herewith